Form 10QSB
period 1995-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1995-08-14
CIK 751160

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC 20549

                                    FORM 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995
Commission file No. 0-12969


                          TOUCHSTONE SOFTWARE CORPORATION
              (Exact name of registrant as specified in its charter)


           California                                      95-3778226
           ----------                                      ----------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)


                 2124 Main Street, Huntington Beach, CA  92648
                 ---------------------------------------------
              (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code:   (714) 969-7746
                                                      --------------

   Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X    No
                                 ------     ------


                       As of August 9, 1995 there were
                5,980,468 shares of Common Stock outstanding

                          PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         The accompanying financial statements and notes thereto are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements.

         In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the registrant's financial position and results of operations. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                         TOUCHSTONE SOFTWARE CORPORATION
                             CONDENSED BALANCE SHEET
                                 JUNE 30, 1995
                                  (Unaudited)


A S S E T S
-----------
Current assets:
  Cash and cash equivalents                                   $1,759,060
  Accounts receivable, net                                     1,651,452
  Inventories                                                    336,389
  Deferred tax asset                                             298,833
  Prepaid expenses and other current assets                       31,902
  Employee and director receivables                               47,026
                                                              ----------
    Total current assets                                       4,124,662

  Investments                                                    114,000
  Property, net                                                  133,844
  Software development costs, net                                296,781
  Deferred offering costs                                         77,451
  Other assets                                                    34,472
                                                              ----------
                                                              $4,781,210
                                                              ----------
                                                              ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                            $  525,749
  Accrued payroll and related expenses                           480,046
  Accrued cooperative advertising costs                          447,529
  Other accrued liabilities                                      450,561
  Current portion of long-term debt                               19,033
  Obligations under capital leases                                 1,006
                                                              ----------
    Total current liabilities                                  1,923,924

  Long-term debt                                                  47,416
  Deferred tax liability                                          80,374
  Deferred compensation                                          114,000

Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares
   authorized, none issued or outstanding                            --
  Common stock, $.001 par value, 20,000,000
   shares authorized, 5,920,468 shares                             5,920
  Paid-in capital                                              2,430,041
  Retained earnings                                              418,742
  Notes receivable from sale of common stock                    (239,207)
                                                              ----------
    Net shareholders' equity                                   2,615,496
                                                              ----------
                                                              $4,781,210
                                                              ----------
                                                              ----------

                 See accompanying notes to financial statements.

                        TOUCHSTONE SOFTWARE CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)


                                                 Three months               Six months
                                                ended June 30,             ended June 30,
                                                 1995       1994         1995         1994
                                             ----------  ----------   ----------   ----------
Revenues:
  Product sales                              $3,261,232  $1,284,529   $6,022,127   $2,458,588
  Royalty income                                 59,180      72,404      159,280      158,485
                                             ----------  ----------   ----------   ----------

    Total revenues                            3,320,412   1,356,933    6,181,407    2,617,073
Cost of Sales                                 1,154,830     490,988    1,904,608      910,344
                                             ----------  ----------   ----------   ----------
    Gross Profit                              2,165,582     865,945    4,276,799    1,706,729

Operating expenses:
  Sales and marketing                           980,326     557,417    1,840,735    1,031,198
  General and administrative                    407,183     197,973      805,474      412,575
  Research and development                      144,696      72,312      273,271      135,441
                                             ----------  ----------   ----------   ----------
    Income from operations                      633,377      38,243    1,357,319      127,515
Other income (expense), net                      17,996      (5,867)      31,699      (11,118)
                                             ----------  ----------   ----------   ----------

    Income before provision
     for income taxes                           651,373      32,376    1,389,018      116,397
Provision for income taxes                      248,000       3,600      528,300       13,100
                                             ----------  ----------   ----------   ----------

Net income                                   $  403,373  $   28,776   $  860,718   $  103,297
                                             ----------  ----------   ----------   ----------
                                             ----------  ----------   ----------   ----------

Net income per share of
 common stock outstanding                    $      .06  $      .01   $      .13   $      .02
                                             ----------  ----------   ----------   ----------
                                             ----------  ----------   ----------   ----------

Shares of common stock
 used in computing net
 income per share (in
 thousands of shares)                             6,765       4,807        6,696        4,995
                                             ----------  ----------   ----------   ----------
                                             ----------  ----------   ----------   ----------



              See accompanying notes to financial statements.

                        TOUCHSTONE SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                       Six months      Six months
                                                          ended           ended
                                                      June 30, 1995   June 30, 1994
                                                      -------------   -------------
Cash flow from operating activities:
  Net income                                           $  860,718       $  103,297
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                         162,519          194,920
    Provision for doubtful accounts                        63,900           26,100
    Amortization of deferred lease obligation                --             (5,890)
    Loss on disposal of assets                                947             --

  Changes in operating assets and liabilities:
    Accounts receivable                                   (33,740)        (175,487)
    Inventories                                            52,792          (10,485)
    Prepaid expenses and other current assets                (562)         (17,617)
    Employee and director receivables                     (28,568)           4,556
    Other assets                                          (19,320)             (86)
    Accounts payable                                     (177,775)          95,063
    Accrued liabilities                                   263,205           38,105
                                                       ----------       ----------

      Net cash provided by
       operating activities                             1,144,116          252,476

Cash flow from investing activities:
  Capitalized software development costs                 (198,848)         (90,149)
  Purchases of property                                   (65,023)         (14,029)
                                                       ----------       ----------

      Net cash used in investing activities              (263,871)        (104,178)

Cash flow from financing activities:
  Net repayments under bank line of credit               (300,000)         (89,821)
  Principal payments on notes payable                     (89,622)         (29,510)
  Principal payments under capital
   lease obligations                                       (3,118)          (6,870)
  Proceeds from exercise of stock warrants and
   options and repayment on notes receivable               51,805            2,712
  Interest accrued on notes receivable                       --             (2,361)
  Deferred offering costs                                 (77,451)            --
  Other prepaid financing costs                            (1,000)          (5,034)
                                                       ----------       ----------

      Net cash used in financing activities              (419,386)        (130,884)
                                                       ----------       ----------

Net increase in cash and cash equivalents                 460,859           17,414
Cash and cash equivalents, beginning of period          1,298,201           44,005
                                                       ----------       ----------

Cash and cash equivalents, end of period               $1,759,060       $   61,419
                                                       ----------       ----------
                                                       ----------       ----------

Supplemental cash flow information:
  Interest paid                                        $    6,179       $   15,861
                                                       ----------       ----------
                                                       ----------       ----------

  Income taxes paid                                    $  712,701       $   14,600
                                                       ----------       ----------
                                                       ----------       ----------

              See accompanying notes to financial statements.

                          TOUCHSTONE SOFTWARE CORPORATION
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   JUNE 30, 1995
                                    (Unaudited)


1.  GENERAL

    The condensed financial statements included herein have been prepared by the Registrant, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended June 30, 1995 and 1994, the financial position at June 30, 1995, and the cash flows for the six months ended June 30, 1995 and 1994, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the TouchStone Software Corporation financial statements and notes thereto included in the TouchStone Software Corporation Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1994.

    EARNINGS PER SHARE

    Certain shares reserved for outstanding common stock purchase warrants and options have been considered common stock equivalents in computing net income per share for the three and six month periods ended June 30, 1995 and 1994.

2.  ACCOUNTS RECEIVABLE

    At June 30, 1995, the accounts receivable balance is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $125,500, $1,096,100, and $569,400, respectively.

3. DEFERRED OFFERING COSTS

    On July 17, 1995, the Company filed a Form SB-2 Registration Statement with the Securities and Exchange Commission in connection with its proposed public offering of 1,800,000 shares of the Company's Common Stock. Of the 1,800,000 shares of Common Stock proposed to be offered, 1,000,000 shares are being sold by the Company, and 800,000 shares are being sold by certain shareholders of the Company. Costs incurred with the preparation of the Form SB-2 Registration Statement have been deferred, and will be offset against proceeds from the sale of the proposed shares.

4.  FINANCING ARRANGEMENTS

    At June 30, 1995, the Company had a bank line of credit which allows for borrowings up to $300,000, bears interest at the prime rate, as reported by the Wall Street Journal, plus 1.5%, which matures May 5, 1996. The prime rate at June 30, 1995 was 9.0%. Borrowings are collateralized by substantially all Company assets and guaranteed by three of the Company's executive officers. This borrowing facility requires the Company to maintain a tangible net worth of not less than $1,300,000, a ratio of total liabilities to tangible net worth of less than 2:1, and minimum net income of $1 on an annual basis. This line of credit also prohibits payment of dividends without prior approval of the bank, and limits annual capital expenditures to $75,000. There were no borrowings under this line of credit at June 30, 1995.

                          TOUCHSTONE SOFTWARE CORPORATION
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   JUNE 30, 1995
                                    (Unaudited)


5.  TAXES

    The provision for taxes of $3,600 and $13,100 for the three and six months ended March 31, 1994, respectively, was primarily related to California state income taxes, net of federal benefit, and federal alternative minimum taxes.

    The provision for taxes of $248,000 and $528,300 for the three and six months ended June 30, 1995, respectively, is primarily related to federal income taxes and California state income taxes, net of federal benefit.

    During the three months ended June 30, 1995, the Company decreased its federal tax liability and increased additional paid-in capital by $84,231 as a result of the exercise of certain non-qualified stock options.

6.  STATEMENTS OF CASH FLOWS

    Supplemental information concerning significant non-cash investing and financing activities for the six month periods ending June 30, 1994 and 1995, are presented below.

    In June 1994, two Company officers who held approximately $29,000 of the Company's subordinated debt received a total of 15,900 shares of the Company's common stock in lieu of interest payments aggregating approximately $3,500.

    In March 1995, the Company purchased property for $48,475 by exchanging cash of $11,415 and executing a note payable in the amount of $37,060.

    In March 1995, the Company forgave a note receivable from sale of common stock and related interest receivable aggregating $3,377 from a consultant to the Company in lieu of fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading developer and publisher of utility software for personal computers. The Company recognized significant increases in revenues and profitability; during 1993 and the first seven months of 1994, attributable primarily to the introduction in 1992 of CheckXIt PRO for DOS-based personal computers and the April 1994 release of SetUp Advisor, a Windows-based utility that helps users install modems, fax cards, sound cards, CD-ROM drives and other devices in their personal computer systems. Following the August 1994 introduction of WINCheckXIt, the "All-in-One Problem Solver" for users of Microsoft's Windows operating system, the Company's revenues and profitability grew at an accelerated rate during the last five months of 1994 and the first quarter of 1995. Since the beginning of 1995, the Company has introduced FASTMOVE!, software packaged with a cable to assist users of multiple personal computers in transferring and synchronizing data files while simultaneously scanning for viruses, and a new version of SetUp Advisor that has been enhanced to address the needs of personal computer users who intend to upgrade their personal computers to multimedia systems. On July 24, 1995, the Company began shipping WIN'95 Advisor, which permits Windows users to analyze their personal computer's compatibility with Microsoft's new operating system, Windows 95, which is scheduled for release in August 1995. In July 1995, the Company received a single order from Ingram Micro, totalling over $1.7 million, for its WIN'95 Advisor, specially packaged for Sam's Club. Additional utilities for anticipated users of Windows 95 are currently under development. There can, however, be no assurance that the Company will continue to attain levels of revenue and profitability growth in future periods that are comparable to those experienced in recent periods.

The Company sells its products domestically primarily through distributors for resale to the retail channel. In 1994, three distributors accounted for approximately 75% of the Company's product sales. These customers typically order on an as-needed basis, and the Company operates with relatively little backlog. Sales are recorded at the time products are shipped. However, as is the case with other consumer product manufacturers, the Company's operations in subsequent periods are subject to the risk of product returns through the exercise by customers of contractual return rights or as a result of the Company's strategic interest in assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand which is subsequently unrealized can lead to overstocking by the distributors and substantial product returns. Furthermore, the risk of product returns may increase if the demand for the Company's products declines. Although the Company maintains allowances for projected returns, there can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company. The Company's revenues consist of product sales and royalty income which, for the most part, is derived from international sales of the Company's products under agreements with co-publishers (principally those who sell CheckXIt PRO in France, Germany and the United Kingdom). It is anticipated that there will be a decrease in royalty income as a percentage of total revenues following this offering to correspond with the Company's efforts to increase direct international sales of its products.

Most of the Company's operating expenses are tied directly to sales volume. Cost of sales includes the cost of blank diskettes, software duplication, packaging materials and user manuals, in addition to amortization of software development costs, royalties paid to other software development companies under various agreements and inventory obsolescence reserves. Sales and marketing expense consists primarily of salaries and commissions paid to the Company's sales, customer service and technical support personnel and expenditures for retail product merchandising and promotions. In addition to the base salaries of employees in general administration, general and administrative expense includes amounts paid to all of the Company's personnel under the Company's annual bonus plans that are based upon the Company's overall levels of quarterly pre-tax income. Certain of the Company's products can be expected to have short product life cycles, characterized by decreases in retail prices as a given product's life cycle advances. In order for the Company to maintain satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. Research and development expense during 1993 and 1994 and the six months ended June 30, 1995 was approximately $258,000, $440,000 and $273,000, respectively. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established are capitalized in accordance with SFAS 86. During 1993, 1994 and the six months ended June 30, 1995, approximately $194,000, $169,000 and $199,000, respectively, of such costs were capitalized. As described above, royalties paid to third party software developers ($139,000 in 1993, $116,000 in 1994 and $274,000 for the six
months ended June 30, 1995) are included in cost of sales. When these expenditures are added to amounts expensed and capitalized in connection with the Company's research and development activities, the resulting totals represent 11.5% of total revenue in 1993, 10.4% in 1994 and 12.1% for the six months ended June 30, 1995.

The following information should be read in conjunction with the unaudited financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand, and all percentages are approximate.

RESULTS OF OPERATIONS

The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:


                                         Three months         Six months
                                        ended June 30,       ended June 30,
                                        1995      1994      1995       1994
                                       -------   -------   --------  --------
Revenues:
  Product sales                         98.2%     94.7%      97.4%     93.9%
  Royalty income                         1.8       5.3        2.6       6.1
                                       ------    ------     ------    ------

    Total revenues                     100.0     100.0      100.0     100.0
Cost of Sales                           34.8      36.2       30.8      34.8
                                       ------    ------     ------    ------

    Gross Profit                        65.2      63.8       69.2      65.2

Operating expenses:
  Sales and marketing                   29.5      41.1       29.8      39.4
  General and administrative            12.2      14.6       13.0      15.8
  Research and development               4.4       5.3        4.4       5.2
                                       ------    ------     ------    ------

    Income from operations              19.1       2.8       22.0       4.8
Other income (expense), net              0.5      -0.4        0.5      -0.4
                                       ------    ------     ------    ------

    Income before provision
     for income taxes                   19.6       2.4       22.5       4.4
Provision for income taxes               7.5       0.3        8.5       0.5
                                       ------    ------     ------    ------
Net  income                             12.1%      2.1%      13.9%      3.9%
                                       ------    ------     ------    ------
                                       ------    ------     ------    ------


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1995 AND 1994

REVENUES

Total revenues for the three months ended June 30, 1995 were $3,320,000, an increase of $1,963,000, or 144.7%, compared to $1,357,000 for the same period in 1994. This increase was attributable to increased sales of the Company's WINCheckXIt product which was first released in August 1994, and sales of FastMove!, released in March 1995. Sales of these products more than offset declining sales of older products. The Company expects that sales of WINCheckXIt and FastMove! will contribute a substantial portion of total revenues during 1995.

For the three months ended June 30, 1995, royalty income was $59,000, a decrease of $13,000, or 18.1%, compared to $72,000 for the three months ended June 30, 1994. Royalty income continued to decline as a percentage of total revenues, from 5.3% during the three months ended June 30, 1994 to 1.8% during the three months ended June 30, 1995.

GROSS PROFIT

Gross profit for the three months ended June 30, 1995 was $2,166,000, an increase of $1,300,000, or 150.1%, compared to $866,000 for the same period in 1994. Gross profit as a percentage of total revenues increased from 63.8% during the three months ended June 30, 1994 to 65.2% for the three months ended June 30, 1995. This increase was primarily attributable to a change in product mix resulting from the introduction of WINCheckXIt and FastMove!, which have lower costs per unit than CheckXIt PRO:Deluxe, which represented a substantial portion of the Company's sales during the second quarter of 1994.
 Such costs savings were somewhat offset by higher royalty costs paid to other software development companies ($233,000, as compared to $22,000 in the three months ended June 30, 1994), primarily incurred in connection with the Company's FastMove! product, and by higher freight costs ($102,000, as compared to $20,000 in the three months ended June 30, 1994), resulting from increased product sales and higher freight-in costs for certain product components. Also included in cost of sales for the three months ended June 30, 1995 was amortization of software development costs ($63,000, as compared to $91,000 in the three months ended June 30, 1994).

SALES AND MARKETING EXPENSE

Sales and marketing expense for the three months ended June 30, 1995 was $980,000, an increase of $423,000, or 75.9%, compared to $557,000 for the three months ended June 30, 1994. This increase was primarily attributable to increased promotional and merchandising expenditures for the Company's products associated with its enhanced retail strategy. Additionally, in order to support the substantial increase in sales volume experienced in 1995, the Company was required to add sales, customer service and technical support personnel. Although sales and marketing expense was $423,000 higher during the three months ended June 30, 1995 than in the three months ended June 30, 1994, sales and marketing expenses declined as a percentage of total revenues from 41.1% during the three months ended June 30, 1994 to 29.5% during the three months ended June 30, 1995. This decrease was due to the substantial increase in sales volume experienced during the second quarter of 1995.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the three months ended June 30, 1995 was $407,000, an increase of $209,000, or 105.6%, compared to $198,000 for the three months ended June 30, 1994. As a result of the increases in product sales and operating profits realized by the Company during the three months ended June 30, 1995, the Company's employees were paid higher profit sharing bonuses, and the provision for doubtful accounts increased. However, as a percentage of total revenues, general and administrative expenses declined from 14.6% to 12.3% during the three months ended June 30, 1994 to the three months ended June 30, 1995, respectively.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense for the three months ended June 30, 1995 was $145,000, an increase of $73,000, or 101.4%, compared to $72,000 during the three months ended June 30, 1994. The increase was attributable primarily to the hiring of additional programmers and increased use of outside programmers during 1995 to develop new products. However, research and development expense decreased as a percentage of total revenues from 5.3% for the three months ended June 30, 1994 to 4.4% for the three months ended June 30, 1995, attributable primarily to the substantial increase in sales volume experienced during the second quarter of 1995.

INCOME FROM OPERATIONS

As a result of the foregoing, income from operations for the three months ended June 30, 1995 was $633,000, an increase of $595,000, or 1,565.8%, compared to $38,000 for the three months ended June 30, 1994.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the three months ended June 30, 1995 was 38.1%, as compared to an 11.1% effective tax rate for the three months ended June 30, 1994. The increase in the effective tax rate is attributable to the complete utilization during 1994 of all net operating loss carryforwards previously available to the Company.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995 AND 1994

REVENUES

Total revenues for the six months ended June 30, 1995 were $6,181,000, an increase of $3,564,000, or 136.2%, compared to $2,617,000 for the same period in 1994. This increase was attributable to increased sales of the Company's WINCheckXIt product which was first released in August 1994, and sales of FastMove!, released in March 1995. Sales of these products more than offset declining sales of older products. The Company expects that sales of WINCheckXIt and FastMove! will contribute a substantial portion of total revenues during 1995.

For the six months ended June 30, 1995, royalty income was $159,000, an increase of $1,000, or .6%, compared to $158,000 for the six months ended June 30, 1994. Royalty income continued to decline as a percentage of total revenues, from 6.1% during the six months ended June 30, 1994 to 2.6% during the six months ended June 30, 1995.

GROSS PROFIT

Gross profit for the six months ended June 30, 1995 was $4,277,000, an increase of $2,570,000, or 150.6%, compared to $1,707,000 for the same period in 1994. Gross profit as a percentage of total revenues increased from 65.2% during the six months ended June 30, 1994 to 69.2% for the six months ended June 30, 1995. This increase was primarily attributable to a change in product mix resulting from the introduction of WINCheckXIt and FastMove!, which have lower costs per unit than CheckXIt PRO:Deluxe, which represented a substantial portion of the Company's sales during the second quarter of 1994.
 Such costs savings were somewhat offset by higher royalty costs paid to other software development companies ($274,000, as compared to $48,000 in the six months ended June 30, 1994), primarily incurred in connection with the Company's FastMove! product, and by higher freight costs ($145,000, as compared to $34,000 in the six months ended June 30, 1994), resulting from increased product sales and higher freight-in costs for certain product components. Also included in cost of sales for the six months ended June 30, 1995 was amortization of software development costs ($138,000, as compared to $176,000 in the six months ended June 30, 1994).

SALES AND MARKETING EXPENSE

Sales and marketing expense for the six months ended June 30, 1995 was $1,841,000, an increase of $810,000, or 78.6%, compared to $1,031,000 for the six months ended June 30, 1994. This increase was primarily attributable to increased promotional and merchandising expenditures for the Company's products associated with its enhanced retail strategy. Additionally, in order to support the substantial increase in sales volume experienced in 1995, the Company was required to add sales, customer service and technical support personnel. Although sales and marketing expense was $810,000 higher during the six months ended June 30, 1995 than in the six months ended June 30, 1994, sales and marketing expenses declined as a percentage of total revenues from 39.4% during the six months ended June 30, 1994 to 29.8% during the six months ended June 30, 1995. This decrease was due to the substantial increase in sales volume experienced during the six months ended June 30, 1995.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense for the six months ended June 30, 1995 was $805,000, an increase of $392,000, or 94.9%, compared to $413,000 for the six months ended June 30, 1994. As a result of the increases in product sales and operating profits realized by the Company during the six months ended June 30, 1995, the Company's employees were paid higher profit sharing bonuses, and the provision for doubtful accounts increased. However, as a percentage of total revenues, general and administrative expenses declined from 15.8% to 13.0% during the six months ended June 30, 1994 to the six months ended June 30, 1995, respectively.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense for the six months ended June 30, 1995 was $273,000, an increase of $138,000, or 102.2%, compared to $135,000 during the six months ended June 30, 1994. The increase was attributable primarily to the hiring of additional programmers and increased use of outside programmers during 1995 to develop new products. However, research and development expense decreased as a percentage of total revenues from 5.2% for the six months ended June 30, 1994 to 4.4% for the six months ended June 30, 1995, attributable primarily to the substantial increase in sales volume experienced during the second quarter of 1995.

INCOME FROM OPERATIONS

As a result of the foregoing, income from operations for the six months ended June 30, 1995 was $1,357,000, an increase of $1,229,000, or 960.2%, compared to $128,000 for the six months ended June 30, 1994.

PROVISION FOR INCOME TAXES

The Company's effective tax rate for the six months ended June 30, 1995 was 38%, compared to an 11.3% effective tax rate for the six months ended
June 30, 1994. The increase in the effective tax rate is attributable to the complete utilization during 1994 of all net operating loss carryforwards previously available to the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1995, the Company used its cash resources primarily to repay debt and capital lease obligations aggregating $393,000. Additionally, the Company invested $199,000 in software development, and purchased office equipment and made leasehold improvements totaling $65,000. The Company also incurred costs of $77,000 to prepare its Registration Statement for the proposed sale of common stock. These expenditures were funded primarily from cash generated from operations of $1,144,000.

During the six months ended June 30, 1994, the Company used its cash resources primarily to repay debt and capital lease obligations aggregating $126,000. The Company also invested $90,000 in software development, and purchased office equipment of $14,000. The Company used cash generated from operations of $252,000 to fund these expenditures.

Due substantially to the increased sales volume as further discussed in "Results of Operations" above, the Company's working capital has increased from $1,445,900 at December 31, 1994 to $2,201,000 at June 30, 1995. Cash
and cash equivalents has increased from $1,298,000 at December 31, 1994 to $1,759,000 at June 30, 1995.

In addition to its cash and working capital resources, the Company also has a bank line of credit which allows for borrowings up to $300,000, bears interest at the prime rate, as reported by the Wall Street Journal, plus 1.5%, which matures May 5, 1996. The prime rate at June 30, 1995 was 9.0%. Borrowings are collateralized by substantially all Company assets and guaranteed by three of the Company's executive officers. This borrowing facility requires the Company to maintain a tangible net worth of not less than $1,300,000, a ratio of total liabilities to tangible net worth of less than 2:1, and minimum net income of $1 on an annual basis. This line of credit also prohibits payment of dividends without prior approval of the bank, and limits annual capital expenditures to $75,000. There were no borrowings under this line of credit at June 30, 1995.

Management believes that the Company's existing cash resources and anticipated cash flows from operations, when combined with the net proceeds to the Company from its common stock offering and periodic borrowings under the line of credit, will be sufficient to fund the Company's operations at currently anticipated levels. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through equity or debt financings. There can be no assurance that additional equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders.

                         PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.

         Not applicable

ITEM 2.  Changes in Securities.

         Not applicable.

ITEM 3.  Defaults Upon Senior Securities.

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         None.

ITEM 5.  Other Information.

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         a.  Not applicable.

         b.  No reports on form 8-K have been filed at June 30, 1995.

                              S I G N A T U R E S

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TOUCHSTONE SOFTWARE CORPORATION
                                                  (Registrant)


/s/ C. Shannon Jenkins                           Chief Executive Officer,
----------------------------------------------   President and Director
    C. Shannon Jenkins  Dated: August 11, 1995



/s/ Ronald R. Maas                               Executive Vice President,
----------------------------------------------   General Manager, Chief
    Ronald R. Maas       Dated: August 11, 1995  Financial Officer, Principal
                                                 Accounting Officer and Director