Form 10QSB
period 1995-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1995-11-09
CIK 751160

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1995
Commission file No. 0-12969


                         TOUCHSTONE SOFTWARE CORPORATION
              (Exact name of registrant as specified in its charter)


                   CALIFORNIA                                95-3778226
        _______________________________                 ____________________

        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)


         2124 MAIN STREET, HUNTINGTON BEACH, CA                92648
        _______________________________________         ____________________

        (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code:  (714) 969-7746
                                                           _________________


     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X     No
                                   ___       ___


                       As of November 6, 1995 there were
                 7,339,118 shares of Common Stock outstanding

                        PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

         The accompanying financial statements and notes thereto are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements.

         In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the registrant's financial position and results of operations. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                        TOUCHSTONE SOFTWARE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEET
                              SEPTEMBER 30, 1995
                                  (Unaudited)


A S S E T S


Current assets:
   Cash and cash equivalents                                        $16,399,521
   Investments                                                        2,006,530
   Income tax receivable                                                413,120
   Accounts receivable, net                                           1,091,228
   Inventories                                                          451,181
   Deferred tax asset                                                   298,800
   Prepaid expenses and other current assets                             50,470
   Employee advances                                                     29,253
                                                                    ___________

         Total current assets                                       $20,740,103

Investments                                                             114,000
Property, net                                                           190,457
Software development costs, net                                         292,452
Other assets                                                             33,261
                                                                    ___________

                                                                    $21,370,273
                                                                    ___________
                                                                    ___________

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   765,834
   Accrued payroll and related expenses                                 541,475
   Accrued cooperative advertising costs                                598,042
   Other accrued liabilities                                            183,283
                                                                    ___________

         Total current liabilities                                    2,088,634

Deferred tax liability                                                   80,400
Deferred compensation                                                   114,000
Deferred lease obligation                                                14,850

Shareholders' equity:
   Preferred stock, $.001 par value, 3,000,000 shares
      authorized, none issued or outstanding
   Common stock, $.001 par value, 20,000,000
      shares authorized;  7,324,118 shares issued
      and outstanding                                                     7,324
   Paid-in capital                                                   18,191,622
   Retained earnings                                                    897,709
   Notes receivable from sale of common stock                           (24,266)
                                                                    ___________

         Net shareholders' equity                                    19,072,389
                                                                    ___________

                                                                    $21,370,273
                                                                    ___________
                                                                    ___________



                See accompanying notes to financial statements.

                       TOUCHSTONE SOFTWARE CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)


                                        Three months                   Nine months
                                     ended September 30,           ended September 30,
                                     1995           1994           1995           1994
                                     ____           ____           ____           ____


Revenues:
  Product sales                   $3,449,259     $1,580,870     $9,471,386     $4,039,458
  Royalty income                      67,424         68,786        226,704        227,271
                                  __________     __________     __________     __________

    Total revenues                 3,516,683      1,649,656      9,698,090      4,266,729

Cost of Sales                        916,975        498,130      2,821,583      1,408,474
                                  __________     __________     __________     __________

    Gross Profit                   2,599,708      1,151,526      6,876,507      2,858,255

Operating expenses:
  Sales and marketing              1,306,320        527,248      3,147,055      1,558,446
  General and administrative         457,199        280,070      1,262,673        692,645
  Research and development           170,726        107,627        443,997        243,068
                                  __________     __________     __________     __________

    Income from operations           665,463        236,581      2,022,782        364,096
Other income (expense), net           97,504        (14,824)       129,203        (25,943)
                                  __________     __________     __________     __________

    Income before provision
     for income taxes                762,967        221,757      2,151,985        338,153
Provision for income taxes           284,000         24,600        812,300         37,700
                                  __________     __________     __________     __________

Net  income                       $  478,967     $  197,157     $1,339,685     $  300,453
                                  __________     __________     __________     __________
                                  __________     __________     __________     __________

Net income per share              $      .07     $      .04     $      .19     $      .06
                                  __________     __________     __________     __________

Weighted average shares            7,267,000      5,147,000      6,909,000      4,847,000
                                  __________     __________     __________     __________
                                  __________     __________     __________     __________




               See accompanying notes to financial statements.

                        TOUCHSTONE SOFTWARE CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                          Nine months             Nine months
                                                             ended                   ended
                                                      September 30, 1995       September 30, 1994
                                                      __________________       __________________


Cash flow from operating activities:

  Net income                                             $ 1,339,685                $ 300,453
  Adjustments to reconcile net income to net cash
   flows provided by operating activities:
    Depreciation and amortization                            267,138                  305,309
    Provision for doubtful accounts                           98,600                   42,500
    Deferred lease obligation                                 14,850                   (6,871)
    Loss on sale of assets                                       947                     -
  Changes in operating assets and liabilities:
    Accounts receivable                                      491,784                 (575,840)
    Inventories                                              (62,001)                  15,557
    Prepaid expenses and other current assets                (19,130)                  (9,461)
    Employee advances                                        (10,795)                  (5,838)
    Other assets                                             (18,326)                   6,149
    Accounts payable                                          62,310                  102,166
    Accrued liabilities                                      206,854                  168,718
                                                           _________                _________

      Net cash provided by operating activities            2,371,916                  342,842
Cash flow from investing activities:
  Capitalized software development costs                    (284,316)                (163,047)
  Purchase of Investments                                 (2,006,530)                    -
  Purchases of property                                     (136,208)                 (28,931)
                                                           _________                _________

      Net cash used in  investing activities              (2,427,054)                (191,978)

Cash flow from financing activities:
  Net repayments under bank line of credit                  (300,000)                 (14,821)
  Principal payments on notes payable                       (156,071)                 (28,801)
  Principal payments under capital
   lease obligations                                          (4,124)                  (8,632)
  Proceeds from exercise of stock warrants and
   options and repayment on notes receivable                 244,960                   18,550
  Interest accrued on notes receivable                          -                      (2,361)
  Issuance of common stock, net                           15,372,693                     -
  Other prepaid financing costs                               (1,000)                  (5,034)
                                                           _________                _________

      Net cash used in financing activities               15,156,458                  (41,099)
                                                           _________                _________

Net increase in cash and cash equivalents                 15,101,320                  109,765
Cash and cash equivalents, beginning of period             1,298,201                   44,005
                                                           _________                _________

Cash and cash equivalents, end of period                 $16,399,521                $ 153,770
                                                           _________                _________
                                                           _________                _________

Supplemental cash flow information:
  Interest paid                                          $     7,717                 $ 21,085
                                                           _________                _________
                                                           _________                _________

  Income taxes paid                                      $ 1,020,701                 $ 19,550
                                                           _________                _________
                                                           _________                _________




                See accompanying notes to financial statements

                        TOUCHSTONE SOFTWARE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)

1.  GENERAL

    The consolidated financial statements of the Company include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd., which commenced operations in the United Kingdom in July 1995. These consolidated condensed financial statements have been prepared by the Registrant, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 1995 and 1994, the financial position at September 30, 1995, and the cash flows for the nine months ended September 30, 1995 and 1994, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjuction with the TouchStone Software Corporation financial statements and notes thereto included in the TouchStone Software Corporation Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1994.

    EARNINGS PER SHARE

    Certain shares reserved for outstanding common stock purchase warrants and options have been considered common stock equivalents in computing net income per share for the three and nine month periods ended September 30, 1995 and 1994.

2.  ACCOUNTS RECEIVABLE

    At September 30, 1995, the accounts receivable balance is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $144,200, $1,068,100, and $1,602,800, respectively.

3.  PUBLIC OFFERING OF COMMON STOCK

    On August 30, 1995, the Company successfully completed a public offering of 2,300,000 shares of the Company's common stock, including 1,000,000 shares sold by certain shareholders of the Company. The net proceeds of the offering, after deducting the underwriter's commissions and offering costs, were approximately $15,286,000.

4.  FINANCING ARRANGEMENTS

    At September 30, 1995, the Company had a bank line of credit which allows for borrowings up to $300,000, bears interest at the prime rate, as reported by the Wall Street Journal, plus 1.5%, which matures May 5, 1996. The prime rate at September 30, 1995 was 8.75%. Borrowings are collateralized by substantially all Company assets and guaranteed by three of the Company's executive officers. This borrowing facility requires the Company to maintain a tangible net worth of not less than $1,300,000, a ratio of total liabilities to tangible net worth of less than 2:1, and minimum net income of $1 on an annual basis. This line of credit also prohibits payment of dividends without prior approval of the bank, and limits annual capital expenditures to $75,000. There were no borrowings under this line of credit at September 30, 1995.

                        TOUCHSTONE SOFTWARE CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995
                                  (Unaudited)


5.  TAXES

    The provision for taxes of $24,600 and $37,700 for the three and nine months ended September 30, 1994, was primarily related to California state income taxes, net of federal benefit, and federal alternative minimum taxes.

    The provision for taxes of $284,000 and $812,300 for the three and nine months ended September 30, 1995, respectively, is primarily related to federal income taxes and California state income taxes, net of federal benefit.

    During the three and nine months ended September 30, 1995, the Company decreased its federal tax liability and increased additional paid-in capital by approximately $412,000 and $496,300, respectively, as a result of the exercise of certain non-qualified stock options.

6.  STATEMENTS OF CASH FLOWS

    Supplemental information concerning significant non-cash investing and financing activities for the nine month periods ending September 30, 1994 and 1995, are presented below.

    In June 1994, two Company officers who held approximately $29,000 of the Company's subordinated debt received a total of 15,900 shares of the Company's common stock in lieu of interest payments aggregating approximately $3,500.

    During the third quarter of 1994, the Company forgave a note receivable from sale of common stock and related interest receivable of $1,000 due from a consultant to the Company in lieu of fees.

    In March 1995, the Company purchased equipment for $48,475 by exchanging cash of $11,415 and executing a note payable in the amount of $37,060.

    In March 1995, the Company forgave a note receivable from sale of common stock and related interest receivable aggregating $3,377 from a consultant to the Company in lieu of fees.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading developer and publisher of utility software for personal computers. The Company recognized significant increases in revenues and profitability during 1994 and for the first nine months of 1995, attributable primarily to the April 1994 release of SetUp Advisor, a Windows-based utility that helps users install modems, fax cards, sound cards, CD-ROM drives and other devices in their personal computer systems. Following the August 1994 introduction of WINCheck It, the "All-in-One Problem Solver" for users of Microsoft's Windows operating system, the Company's revenues and profitability grew at an accelerated rate during the last five months of 1994 and the first quarter of 1995. Since the beginning of 1995, the Company has introduced FASTMOVE!, software packaged with a cable to assist users of multiple personal computers in transferring and synchronizing data files while simultaneously scanning for viruses, and a new version of SetUp Advisor that has been enhanced to address the needs of personal computer users who intend to upgrade their personal computers to multimedia systems. In July 1995, the Company began shipping WIN'95 Advisor, which permits Windows users to analyze their personal computer's compatibility with Microsoft's new operating system, Windows 95. In October 1995, the company began shipping an upgraded version of WINCheck It. Additional, utilities for anticipated users of Windows 95 are currently under development. There can, however, be no assurance that the Company will continue to attain levels of revenue and profitability growth in future periods that are comparable to those experienced in recent periods.

The Company sells its products domestically primarily through distributors for resale to the retail channel. In 1994, three distributors accounted for approximately 75% of the Company's product sales. These customers typically order on an as-needed basis, and the Company operates with relatively little backlog. Sales are recorded at the time products are shipped. However, as is the case with other consumer product manufacturers, the Company's operations in subsequent periods are subject to the risk of product returns through the exercise by customers of contractual return rights or as a result of the Company's strategic interest in assisting customers in balancing and updating inventories. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's product decline subsequent to shipment. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand which is subsequently unrealized can lead to overstocking by the distributors and substantial product returns or price rebates to customers. Furthermore, the risk of product returns or price rebates may increase if the demand for the Company's products declines. Although the Company maintains allowances for projected returns and price rebates, there can be no assurance that actual levels of returns or rebates will not significantly exceed amounts anticipated by the Company. During the three months ended September 30, 1995, the Company increased allowances for price rebates by approximately $1.1 million in connection with the release of WIN'95 Advisor. The Company's revenues consist of product sales and royalty income which, for the most part, is derived from international sales of the Company's products under agreements with co-publishers (principally those who sell Check It PRO in France, Germany and the United Kingdom). It is anticipated that there will be a decrease in royalty income as a percentage of total revenues in connection with the Company's efforts to increase direct international sales of its products.

Most of the Company's operating expenses relate directly to sales volume. Cost of sales includes the cost of blank diskettes, software duplication, packaging materials and user manuals, in addition to amortization of software development costs, royalties paid to other software development companies under various agreements and inventory obsolescence reserves. Sales and marketing expense consists primarily of salaries and commissions paid to the Company's sales, customer service and technical support personnel and expenditures for retail product merchandising and promotions. In addition to the base salaries of employees in general administration, general and administrative expense includes amounts paid to all of the Company's personnel under the Company's annual bonus plans that are based upon the Company's overall levels of quarterly net income. Certain of the Company's products can be expected to have short product life cycles, characterized by decreases in retail prices as a given product's life cycle advances. In order for the Company to maintain satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. Research and development expense during 1993 and 1994 and the nine months ended September 30, 1995 was approximately $258,000, $440,000 and $444,000, respectively. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established are capitalized in accordance with SFAS 86. During 1993, 1994 and the nine months ended September 30, 1995, approximately $194,000, $169,000 and $284,000, respectively, of such costs were capitalized. As described above, royalties paid to third party software developers ($139,000 in 1993, $166,000 in 1994 and $282,000 for the
nine months ended September 30, 1995) are included in cost of sales. When these expenditures are added to amounts expensed and capitalized in connection with the Company's research and development activities, the resulting totals represent 12.0% of total revenue in 1993, 11.1% in 1994 and 10.5% for the nine months ended September 30, 1995.

The following information should be read in conjunction with the unaudited financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand, and all percentages are approximate.

RESULTS OF OPERATIONS

The following table sets forth certain statement of income data as a percentage of total revenues for the periods indicated:


                                Three months            Nine months
                             ended September 30,    ended September 30,
                               1995      1994         1995      1994
                               ____      ____         ____      ____


Revenues:
  Product sales                98.1%     95.8%        97.7%     94.7%
  Royalty income                1.9       4.2          2.3       5.3
                              _____     _____        _____     _____

    Total revenues            100.0     100.0        100.0     100.0
Cost of sales                  26.1      30.2         29.1      33.0
                               ____      ____         ____      ____

    Gross profit               73.9      69.8         70.9      67.0
Sales and marketing            37.1      32.0         32.4      36.5
General and administrative     13.0      17.0         13.0      16.3
Research and development        4.9       6.5          4.6       5.7
                               ____      ____         ____      ____

Income from operations         18.9      14.3         20.9       8.5
Other income (expense), net     2.8      (0.9)         1.3      (0.6)
                               ____      ____         ____      ____

Income before taxes            21.7      13.4         22.2       7.9
Provision for income taxes      8.1       1.5          8.4       0.9
                               ____      ____         ____      ____

    Net income                 13.6%     11.9%        13.8%      7.0%
                               ____      ____         ____      ____
                               ____      ____         ____      ____



COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Revenues

Total revenues for the three months ended September 30, 1995 were $3,517,000, an increase of $1,867,000, or 113.2%, compared to $1,650,000 for the same period in 1994. This increase was attributable to increased sales of the Company's WINCheck It product which was first released in August 1994, and sales of WIN'95 Advisor, released in July 1995. Sales of these products more than offset declining sales of older products. The Company expects that sales of WINCheck It and WIN'95 Advisor will contribute a substantial portion of total revenues during 1995.

For the three months ended September 30, 1995, royalty income was $67,000, a decrease of $2,000, or 2.9%, compared to $69,000 for the three months ended September 30, 1994. Royalty income continued to decline as a percentage of total revenues, from 4.2% during the three months ended September 30, 1994 to 1.9% during the three months ended September 30, 1995.

Gross Profit

Gross profit for the three months ended September 30, 1995 was $2,600,000, an increase of $1,448,000, or 125.7%, compared to $1,152,000 for the same period in 1994. Gross profit as a percentage of total revenues increased from 69.8% during the three months ended September 30, 1994 to 73.9% for the three months ended September 30, 1995. This increase was primarily attributable to a change in product mix resulting from sales of WINCheck It and WIN'95 Advisor, which have lower costs per unit than Check It PRO:Deluxe, which represented a substantial portion of the Company's sales during the third quarter of 1994. Such costs savings were somewhat offset by higher freight costs ($91,000, as compared to $12,000 in the three months ended September 30, 1994), resulting from increased product sales and higher freight-out costs incurred with the release of WIN'95 Advisor, and increased reserves for inventory obsolescence ($52,000, compared to $16,000 in the three months ended September 30, 1994). Also included in cost of sales for the three months ended September 30, 1995 was amortization of software development costs ($90,000, as compared to $101,000 in the three months ended September 30, 1994).

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 1995 was $1,306,000, an increase of $779,000, or 147.8%, compared to $527,000 for the three months ended September 30, 1994. This increase was primarily attributable to increased promotional and merchandising expenditures for the Company's products associated with its enhanced retail strategy. Additional promotional costs were incurred in the third quarter of 1995 in connection with the introduction of WIN'95 Advisor. Further, in order to support the substantial increase in sales volume experienced in 1995, the Company was required to add sales, customer service and technical support personnel. Due to these additional expenditures, sales and marketing expenses increased as a percentage of total revenues from 32.0% in the three months ended September 30, 1994 to 37.1% during the three months ended September 30, 1995.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 1995 was $457,000, an increase of $177,000, or 63.2%, compared to $280,000 for the three months ended September 30, 1994. As a result of the increases in product sales and operating profits realized by the Company during the three months ended September 30, 1995, the Company's employees were paid higher profit sharing bonuses, and the provision for doubtful accounts increased. Additionally, accounting and public reporting costs increased as a result of the Company's successful public offering of common stock. However, as a percentage of total revenues, general and administrative expenses declined from 17.0% to 13.0% during the three months ended September 30, 1994 to the three months ended September 30, 1995, respectively.

Research and Development Expense

Research and development expense for the three months ended September 30, 1995 was $171,000, an increase of $63,000, or 58.3%, compared to $108,000 during the three months ended September

30, 1994. The increase was attributable primarily to the hiring of additional programmers during 1995 to develop new products. However, research and development expense decreased as a percentage of total revenues, from 6.5% for the three months ended September 30, 1994 to 4.9% for the three months ended September 30, 1994, attributable primarily to the substantial increase in sales volume experienced during the third quarter of 1995.

Income from Operations

As a result of the foregoing, income from operations for the three months ended September 30, 1995 was $665,000, an increase of $428,000, or 181.3%, compared to $237,000 for the three months ended September 30, 1994.

Other Income (Expense), Net

During the three months ended September 30, 1994, the Company's interest expense exceeded its interest revenue by $15,000. As the Company's cash resources improved in 1995, primarily as a result of the increased sales volume and the successful completion of its public offering of common stock, the Company's interest revenue exceeded interest expense in the three months ended September 30, 1995, by approximately $98,000, as the Company was able to reduce debt and increase interest-bearing investments in 1995.

Provision for Income Taxes

The Company's effective tax rate for the three months ended September 30, 1995 was 37.2%, as compared to an 11.1% effective tax rate for the three months ended September 30, 1994. The increase in the effective tax rate is attributable to the complete utilization during 1994 of all net operating loss carry forwards previously available to the Company.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Revenues

Total revenues for the nine months ended September 30, 1995 were $9,698,000, an increase of $5,431,000, or 127.3%, compared to $4,267,000 for the same period in 1994. This increase was attributable to increased sales of the Company's WINCheck It product, which was first released in August 1994, sales of FastMove!, released in March 1995, and sales of WIN'95 Advisor, released in July 1995. Sales of these products more than offset declining sales of older products.

The Company released an upgraded version of WINCheck It in October 1995, and expects sales of WINCheck It to contribute a substantial portion of total revenues during the remainder of 1995.

For the nine months ended September 30, 1995 and 1994, royalty income remained flat, at $227,000. Royalty income continued to decline as a percentage of total revenues, from 5.3% during the nine months ended September 30, 1994 to 2.3% during the nine months ended September 30, 1995.

Gross Profit

Gross profit for the nine months ended September 30, 1995 was $6,877,000, an increase of $4,019,000, or 140.6%, compared to $2,858,000 for the same period in 1994. Gross profit as a percentage of total revenues increased from 67.0% during the nine months ended September 30, 1994 to 70.9% for the nine months ended September 30, 1995. This increase was primarily attributable to a change in product mix resulting from the introduction of WINCheck It, FastMove!, and WIN'95 Advisor, which have lower costs per unit than Check It PRO:Deluxe, which represented a substantial portion of the Company's sales during 1994. Such cost savings were somewhat offset by higher royalty costs paid to other software development companies ($282,000, as compared to $69,000 in the nine months ended September 30, 1994), primarily incurred in connection with the Company's FastMove! product, and by higher freight costs ($237,000, as compared to $62,000 in the nine months ended September 30, 1994), resulting from increased product sales and higher freight-in costs for certain product components. Provisions for inventory obsolescence were also increased, from $53,000 in the nine months ended September 30, 1994 to $125,000 in the nine months ended September 30, 1995. Also included in cost of sales for the nine months ended September 30, 1995 was amortization of software development costs ($228,000, as compared to $277,000 in the nine months ended September 30, 1994).

Sales and Marketing Expense

Sales and marketing expense for the nine months ended September 30, 1995 was $3,147,000, an increase of $1,589,000, or 102.0%, compared to $1,558,000 for the nine months ended September 30, 1994. This increase was primarily attributable to increased promotional and merchandising expenditures for the Company's products associated with its enhanced retail strategy. Additional promotional costs were incurred with the release of FastMove! in March 1995 and with the release of WIN'95 Advisor in July 1995. Further, in order to support the substantial increase in sales volume experienced in 1995, the Company was required to add sales, customer service and technical support personnel. Although sales and marketing expense was $1,589,000 higher during the nine months ended September 30, 1995 than in the comparable 1994 period, sales and marketing expenses declined as a percentage of total revenues from 36.5% during the nine months ended September 30, 1994 to 32.5% during the nine months ended September 30, 1995. This decrease was due to the substantial increase in sales volume experienced during the nine months ended September 30, 1995.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 1995 was $1,263,000, an increase of $570,000, or 82.3%, compared to $693,000 for the nine months ended September 30, 1994. As a result of the increases in product sales and operating profits realized by the Company during the nine months ended September 30, 1995, the Company's employees were paid higher profit sharing bonuses, and the provision for doubtful accounts increased. Additionally, accounting and public reporting costs increased due to the Company's listing on the NASDAQ exchange and the successful completion of its public offering of common stock. However, as a percentage of total revenues, general and administrative expenses declined from 16.3% to 13.0% during the nine months ended September 30, 1994 to the nine months ended September 30, 1995, respectively.

Research and Development Expense

Research and development expense for the nine months ended September 30, 1995 was $444,000, an increase of $201,000, or 82.7%, compared to $243,000 during the nine months ended September 30, 1994. The increase was attributable primarily to the hiring of additional programmers, and increased use of outside programmers during the first six months of 1995, to develop new products. However, research and development expense decreased as a percentage of total revenues from, 5.7% for the nine months ended September 30, 1995 to 4.6% for the nine months ended September 30, 1994, attributable primarily to the substantial increase in sales volume experienced during 1995.

Income from Operations

As a result of the foregoing, income from operations for the nine months ended September 30, 1995 was $2,023,000, an increase of $1,659,000, or 455.7%, compared to $364,000 for the nine months ended September 30, 1994.

Other Income (Expense), Net

During the nine months ended September 30, 1994, the Company's interest expense exceeded its interest revenue by $26,000. As the Company's cash resources improved in 1995, primarily as a result of the increased sales volume and the successful completion of its public offering of common stock, the Company's interest revenue exceeded interest expense in the nine months ended September 30, 1995, by $129,000, as the Company was able to reduce debt and increase interest-bearing investments in 1995.

Provision for Income Taxes

The Company's effective tax rate for the nine months ended September 30, 1995 was 37.7%, compared to an 11.1% effective tax rate for the nine months ended September 30, 1994. The increase in the effective tax rate is attributable to the complete utilization during 1994 of all net operating loss carryforwards previously available to the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1995, the Company used its cash resources primarily for investments in debt securities totaling $2,007,000. The Company also repaid debt and capital lease obligations aggregating $460,000, invested $284,000 in software development and purchased equipment totaling $136,000. These expenditures were funded primarily from proceeds from sales of common stock and repayments on notes receivable aggregating $15,618,000, and cash generated from operating activities of $2,372,000.

During the nine months ended September 30, 1994, the Company used its cash resources primarily to invest $163,000 in software development. Additionally, the Company repaid debt aggregating $52,000 and purchased office equipment totaling $29,000. The Company used cash generated from operations of $343,000 to fund these expenditures, as well as $19,000 received from common stock issuances and subscriptions.

On August 30, 1995, the Company successfully completed a public offering of common stock which resulted in net proceeds to the Company of $15,285,000, after deducting underwriter's commission and offering costs. These net proceeds, combined with the substantial increase in sales volume and profitability as further discussed in ""Results of Operations'' above, have increased the Company's working capital from $1,447,000 at December 31, 1994 to $18,651,000 at September 30, 1995. Cash and cash equivalents have increased from $1,298,000 at December 31, 1994 to $16,400,000 at September 30, 1995.

In addition to its cash and working capital resources, the Company also has a bank line of credit which allows for borrowings up to $300,000, bears interest at the prime rate, as reported by the Wall Street Journal, plus 1.5%, which matures May 5, 1996. The prime rate at September 30, 1995 was 8.75%. Borrowings are collateralized by substantially all Company assets and guaranteed by three of the Company's executive officers. This borrowing facility requires the Company to maintain a tangible net worth of not less than $1,300,000, a ratio of total liabilities to tangible net worth of less than 2:1, and minimum net income of $1 on an annual basis. This line of credit also prohibits payment of dividends without prior approval of the bank, and limits annual capital expenditures to $75,000. There were no borrowings under this line of credit at September 30, 1995.

The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, establish a direct sales force for corporate customers, and for general corporate purposes. The execution of such plans may include strategic acquisitions of or investments in complementary businesses, products or technologies. To the extent that the Company's resources are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through equity or debt financings. There can be no assurance that additional equity or debt financing will be available if needed, or, if available, will be on terms favorable to the Company or its shareholders. Management believes that the Company's existing cash resources and anticipated cash flows from operations, and periodic borrowings under the line of credit, will be sufficient to fund the Company's operations at currently anticipated levels.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Not applicable

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         Pursuant to a registration statement on form SB-2 which became effective on August 25, 1995 under The Securities Act of 1933, the Company issued and sold an aggregate of 1,300,000 shares of common stock under a public offering

Item 6.  Exhibits and Reports on Form 8-K.

         a.  Not applicable.

         b.  No reports on form 8-K have been filed at September 30, 1995.

                             S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TOUCHSTONE SOFTWARE CORPORATION
                                                 (Registrant)


/s/  C. Shannon Jenkins                       Chief Executive Officer,
___________________________________________   President and Director
C. Shannon Jenkins  Dated: November 6, 1995


/s/  Ronald R. Maas                           Executive Vice President, General
___________________________________________   Manager, Chief Financial Officer,
Ronald R. Maas      Dated: November 6, 1995   Principal Accounting Officer
                                              and Director