Form 10KSB
period 1995-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 1996-04-01
CIK 751160

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1995

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the Transition period from _____________  to _____________
                          Commission File Number 0-12969

                           TOUCHSTONE SOFTWARE CORPORATION
              ------------------------------------------------------
              (Exact name of Registrant as Specified in its Charter)

           C A L I F O R N I A                      95-3778226
      -------------------------------    --------------------------------
      (State or other jurisdiction of    (IRS Employer Identification No.)
      Incorporation or Organization)

2124 MAIN STREET, HUNTINGTON BEACH, CALIFORNIA                92648
- ----------------------------------------------               ----------
   (Address of Principal Executive Offices)                  (Zip Code)

(Registrant's Telephone Number including Area Code): (714) 969-7746
                                                    ----------------
Securities Registered Pursuant to Section 12(b) of the Act:  NONE
                                                           ---------
          Securities Registered Pursuant to Section 12(g) of the Act:
                            COMMON STOCK, $.001 PAR VALUE
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X            No
                                        ---------           ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996 COMMON STOCK, PAR VALUE OR $.001 PER SHARE - $22,172,680 based upon the closing bid price for the Company's common stock at March 1, 1996.

The issuer's revenues for the year ended December 31, 1995 were $9,355,745.

The number of shares outstanding of the registrant's classes of common stock as of March 1, 1996: COMMON STOCK, PAR VALUE OF $.001 PER SHARE - 7,356,951 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:    None

                                    PART I

     This Annual Report on Form 10KSB contains forward-looking statements that involve risks and uncertainties. TouchStone Software Corporation's ("TouchStone" or the "Company") actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in Item 1, "Business" and elsewhere in this Report.

ITEM 1.   BUSINESS

General

     TouchStone Software Corporation (the "Company" or "TouchStone") is a leading developer and publisher of utility software used to set up, maintain, and manage personal computers. The Company's checkit family of products, including WINCheckIt and CheckIt Diagnostic Kit, identifies and assists in the resolution of system conflicts, facilitates the installation of upgrades and accessories and substantially reduces the time and cost typically associated with diagnosing personal computer problems. The Company's WINCheckIt product for Windows-based personal computers was listed as the top selling utility software product on Ingram Micro, Inc.'s ("Ingram Micro's") May, June, and July 1995 Retail Products Best Seller List, and the Company's SetUp Advisor product was listed as the next best selling utility software product on the July, 1995 list. WINCheckIt was also awarded a Windows Magazine 1995 WIN 100 Award and a Top 100 ranking in the June, 1995 issue of Home PC Magazine. In October, 1995, the Company released WINCheckIt 4.0, TouchStone's latest version of its award-winning Windows problem solver. WINCheckIt 4.0 provides a suite of diagnostic tools, normally found in separate programs, that have been designed to work in both Windows 95 and Windows 3.1 environments.

     In November, 1995, TouchStone released PC-cillin 95. Designed for use with Windows 95 and Internet, PC-cillin 95 provides complete protection from new virus sources and increasingly sophisticated types of viruses. It automatically adjusts protection levels based on the level of the threat, provides one-button virus pattern updates, and intelligently scans for viruses when needed. In addition, a powerful Clean Wizard automatically removes viruses step-by-step, without harming system files. In July 1995 the Company released WIN'95 Advisor, a utility software product that permits users to analyze their personal computer's compatibility with Microsoft Corporation's ("Microsoft's") operating system, Windows 95, which was released by Microsoft on August 24, 1995. WIN'95 Advisor was awarded a Windows Magazine 1995 WIN 100 Award. The Company's FastMove! product, introduced in March, 1995, enables users of multiple personal computers to transfer and synchronize data files between personal computers, while simultaneously scanning for viruses.

     The Company markets its products domestically primarily through software distributors, including Ingram Micro, Merisel Americas, Inc. ("Merisel") and Tech Data Corporation ("Tech Data"), for resale through the retail channel. The Company's primary sales and marketing efforts in 1995 were directed at increasing demand for products at the retail sales level and increasing the number of mall stores, club stores, and warehouse stores that carry the Company's products. Such efforts have included using outside representatives to present the Company's products to retail store employees, and using point-of-sale and other in-store displays in such retail stores as CompUSA, Sam's Club, Micro Center, Egghead Software, Computer City, Fry's Electronics, Office Depot, Best Buy and PriceCostco. The Company estimates that the number of retail stores which carry the Company's products increased from approximately 1,700 in 1993 to approximately 7,100 in 1995.

     Organized in 1982, the Company is a California corporation whose principal executive offices are located at 2124 Main Street, Huntington Beach, California, 92648, and its telephone number is (714) 969-7746.

INDUSTRY OVERVIEW

     During the last decade, the personal computer industry has grown rapidly. The Software Publisher Association estimates that worldwide utility software sales were approximately $847 million in 1994. Technological advances and increased functionality, combined with lower pricing, have made personal computers common for use in both homes and businesses. A market for sophisticated utility software has evolved in response to the popularity of multimedia systems utilizing technologically advanced features such as CD-ROM drives and enhanced video, storage, animation, and sound capability. In addition, each major change of the operating system that runs a particular personal computer may lead to demand for the purchase of new utility software to support a new operating system, such as Windows 95 or Windows NT.

STRATEGY

     The Company's strategy is to leverage the technological advances and increased functionality of the personal computer to expand its position as a leading developer and publisher of quality utility software products for use in the home and in businesses. Key elements of the Company's business strategy are as follows:

     CAPITALIZE ON BRAND NAME RECOGNITION. The Company intends to leverage its brand name recognition to introduce new products into its distribution channel which supplies the retail market. The Company's merchandising strategy is intended to encourage retailers to carry the Company's product lines by allowing retailers to achieve relatively high revenues and margins from shelf space allocated to the Company's products.

     EXPLOIT SOFTWARE TECHNOLOGY EXPERTISE. The Company has dedicated substantial time and effort in the development of its proprietary program libraries from which most of its current products have been derived. These efforts and the resulting "core" technology are critical in enabling the Company to be competitive, improve quality and consistency, and bring products to market quickly. The Company's product planning team is focused on market research and the development of product specifications that will enable the Company to exploit opportunities presented by technological and other changes in the personal computer industry.

     DEVELOP PRODUCTS FOR WINDOWS 95 AND WINDOWS NT. Many personal computer users who upgrade to new operating systems will replace much of their current utility software, as such software is not expected to be compatible with Windows 95 or Windows NT.

     EXPAND INTERNATIONAL DISTRIBUTION. The Company believes that international markets provide an opportunity for the Company to increase sales of its products, and the Company is making a concerted effort to expand its international operations. In July, 1995, the Company established a wholly-owned subsidiary in the United Kingdom, TouchStone Europe Ltd., from
which its European sales and marketing efforts were directed.   Subsequent to
December 31, 1995, the Company decided it was more cost-effective to delegate sales of its products in the United Kingdom to The Roderick Manhattan Group, a leading re-publisher and distributor. Management believes the operations of TouchStone Europe Ltd. will be enhanced with this new relationship. In
June and July, 1995, the Company completed the translation of WINCheckIt into the French, German, and Russian languages. Management is evaluating further expansion into Asia, Latin America, and Australia.

     TARGET CORPORATE CUSTOMERS. In November, 1995, the Company established an Enterprise Sales Unit to expand the advertising and promotion of its products directly to corporate customers and to provide product support through corporate resellers like CompUSA and Egghead.

     PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS. The Company will continue to pursue strategic alliances that, through the addition of development, distribution, or financial resources, would allow the Company to develop, publish, and market utility software products into broader markets. The Company currently has a strategic alliance with Trend Micro Devices ("Trend"), an international utility software developer and publisher. Trend developed the Company's FastMove! product, and co-developed the Company's PC-cillin 95 product, which are currently published by TouchStone for domestic distribution. Additionally, it is anticipated that the Company will seek to accelerate its growth through strategic acquisition of complementary businesses, products, or technologies.

PRODUCTS

     The following table sets forth selected products currently offered by the
Company:


                                                                                                INITIAL RELEASE
PRODUCT TITLE                                       DESCRIPTION                                       DATE
- --------------------  -----------------------------------------------------------------------  ------------------
CheckIt               For use with DOS, Windows 3.1 and Windows 95, this multi-utility         March, 1996
Diagnostic Kit        package is designed to meet the specific needs of both technicians and technical users. It includes the new CheckIt 4 program, a
                      portable, self-booting DOS utility that provides extensive hardware testing and configuration analysis features; the new WINCheckIt
                      Pro, an advanced version of WINCheckIt; Qualitas RAMexam, a comprehensive PC memory test; plus a four-volume McGraw-Hill Technical
                      Reference Library on CD-ROM, computer screwdrivers, and a set of three loopback plugs.

PC-cillin 95          Designed for use with Windows 95 and the Internet, PC-cillin provides    November, 1995
                      complete protection from new virus sources and increasingly sophisticated types of viruses. It automatically adjusts protection levels based on the level of the threat, provides one-button virus pattern updates, and intelligently scans for viruses when needed. In addition, a powerful Clean Wizard automatically removes viruses step-by-step, without harming system files.

WINCheckIt 4.0        This Windows-based utility provides a suite of diagnostic tools,         October, 1995
                      normally found in separate programs, that have been designed to work in both Windows 95 and Windows 3.1 environments. WINCheckIt now includes a new uninstall utility, a modem test, a comprehensive CD-ROM diagnostic utility, and a four-volume McGraw-Hill technical reference library on CD-ROM.

WIN'95 Advisor        This Windows-based utility tests a personal computer system for Windows  July, 1995
                      95 suitability and generates a customized preparation checklist identifying steps that must be taken, including hardware upgrades, before Windows 95 is installed. WIN'95 Advisor also creates an installation options batch file which automates the installation of
                      Windows 95 and includes other utilities used to prepare the system ahead of time.

AutoHelp/             This utility is a diagnostic software package available only to          May, 1995
CheckIt               hardware manufacturers on an OEM basis and is 'bundled' as part of a
Diagnostics           personal computer system. This product helps customers perform remote diagnostics and upload the results to a manufacturer's technical support staff. Hewlett-Packard was the first personal computer manufacturer to license this product for use on the HP Multimedia 6100 line of home computers.

FastMove!             This Windows and DOS-based file transfer utility is packaged with a      March, 1995
                      cable to enable a user to quickly synchronize two personal computers with up-to-date files while scanning for viruses at the same time.

PRODUCT DEVELOPMENT

     The Company believes that significant investment in research and development is required in order to remain competitive, accelerate the rate of product introductions, incorporate new technologies, and sustain the quality of its products. In addition to engineering and quality assurance, the Company's research and development activities include the identification and validation of a product's potential commercial success, as well as the incorporation of new technologies in new products. The Company incurs significant expense in preparing market research information and reviewing product specifications. In addition, the Company works closely with hardware and software manufacturers to anticipate user problems with new hardware and software. These efforts and the resulting "core" technology are critical in enabling the Company to be competitive, improve quality and consistency, and bring products to market quickly.

     The product planning and development process begins with research and analysis by both the marketing and research and development groups. The project team typically consists of six to ten people. The Company's products require varying degrees of development time which frequently depend on the general complexity of the product. The typical length of research and development time ranges from six to 18 months. Prior to release, each product undergoes careful quality assurance testing that involves usability testing with external evaluators and a technical review of each component of the final product and testing on various hardware platforms. The Company endeavors, with the assistance of personal computer hardware, software, and peripheral suppliers, to identify potential conflicts and other factors that could lead to problems with personal computers due to incompatibility with evolving technology. The Company then adapts its "core" technology to develop products, or enhance existing ones, designed to assist the user in resolving the problem or adapting to new technological environments. The Company's strategy for developing products compatible with Windows and Windows 95, and future versions of Windows, including Windows NT, is substantially dependent on its ability to gain pre-release access to, and develop expertise in, such versions.

     In early 1995, the Company introduced an enhanced version of SetUp Advisor, which provides a number of additional features designed to assist Windows users in upgrading their personal computer systems to attain multimedia and other enhanced capabilities. In July, 1995, TouchStone released WIN'95 Advisor, designed to assist current Windows users in determining if and how their current systems must be modified if they anticipate installing and using Microsoft's new Windows 95 operating system.

     In October, 1995, the Company released WINCheckIt 4.0, TouchStone's latest version of its award-winning Windows problem-solving utility software. This product provides a suite of diagnostic tools that have been designed to work in both Windows 95 and Windows 3.1 environments. WINCheckIt 4.0 also includes a new uninstall utility, a modem test, a comprehensive CD-ROM diagnostic utility, and a four-volume McGraw-Hill technical reference library on CD-ROM.

     In November, 1995, TouchStone released for shipment PC-cillin 95, an anti-virus utility software that is fully compatible with Windows 95, Windows 3.1, and DOS. PC-cillin 95 automatically adjusts virus protection levels, detects and eliminates unknown viruses, scans Internet transfers and E-mail files, and keeps the user's virus protection up-to-date with one-button virus pattern updates.

     The Company has worked with other, often smaller companies to develop software that can be marketed and sold by the Company. These arrangements have permitted the Company to expand its product offerings without incurring all of the risks and costs of new product development. Typically, the agreements between the Company and these third parties provide for joint development at shared cost, or that the Company will reimburse the developer for costs incurred through royalties to be paid by the Company as products are sold. The Company also seeks to identify products developed by others that can be published by the Company, for marketing and sale under the Company's name and trademarks and through the Company's established channels of distribution. The FastMove! product introduced by the Company in March, 1995 was originally developed by Trend, and was subsequently modified by the Company. PC-cillin 95, released in November, 1995, was co-developed with Trend. The Company will continue to pursue strategic alliances that, through the addition of development, distribution, or financial resources, will allow the Company to develop and publish utility software products into broader markets.

     During 1995 and 1994, royalty expenses were $575,000 and $166,000, respectively. Research and development expenses during 1995 and 1994 were approximately $729,000 and $440,000, respectively. In addition, the Company capitalized costs of approximately $360,000 and $169,000 in 1995 and 1994, respectively, for the development of new software products and the enhancement of existing products.

     The Company's success is highly dependent on the continued widespread use of Microsoft's Windows operating system for personal computers. Although the Windows operating system is currently used by many personal computer users, other companies, including International Business Machines Corporation, have developed or are developing other operating systems which compete and will compete with Microsoft's Windows. In the event that any of these alternative operating systems become widely accepted in the personal computer marketplace, demand for the Company's Windows-based products could adversely be affected, thereby affecting the Company's operating results. On August 24, 1995, Microsoft introduced a new operating system, Windows 95. In anticipation of this introduction, the Company released WIN'95 Advisor, a new addition to its CheckIt product line, designed to assist personal computer users in determining whether their personal computers are compatible with Windows 95.
A lack of market acceptance to date of Windows 95 for personal computer upgrades has limited sales of WIN'95 Advisor, leading to price reductions and returns of unsold copies, which had an adverse effect on the Company's operating results for the year ended December 31, 1995.

     In addition, the Company's strategy of developing products based on the Windows, Windows 95, and Windows NT operating systems, and releasing these products immediately prior to or at the time of Microsoft's release of new and upgraded Windows, Windows 95, and Windows NT products, is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future versions of Windows, Windows 95, and Windows NT. There can be no assurance as to the ability of the Company to provide products compatible with future Windows or Windows 95 releases on a timely basis without the cooperation of Microsoft.

DISTRIBUTION, SALES, AND MARKETING

     The Company markets its products domestically through software distributors for resale to the retail sales channel. In 1994, one major customer, Ingram Micro, accounted for approximately 59% of product sales. In 1995, Ingram Micro and Tech Data accounted for approximately 58% and 17% of product sales, respectively. The loss of or reduction in orders from either of these distributors, but from Ingram particularly, could have a material adverse effect on the Company's revenues and profitability. The Company depends upon the continued viability and financial stability of these resellers and, indirectly, on the personal computer industry. The Company's reseller customers generally offer products of several different companies, including products which compete with those of the Company. Accordingly, there is a risk that these resellers may give higher priority to products of other suppliers and reduce their efforts to sell the Company's products. In addition, any special distribution arrangements and product pricing arrangements that the Company may implement in one or more distribution channels for strategic purposes could adversely affect gross profit margins for its products.

     The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. In addition, there are an increasing number of companies competing for access to these channels.
Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from the retailers. To the extent that the number of software products available in the marketplace increases, this competition for shelf space may also increase.
Since utility software typically constitutes a relatively small percentage of a retailer's sales volume, there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with high quality and adequate levels of shelf space and promotional support.

     The Company's primary marketing and sales efforts in 1995 were directed at increasing demand for products at the retail sales level, and increasing the number of mall stores, club stores, and warehouse stores which carry the Company's products. A key component of this strategy, which was begun in 1994, includes using outside representatives to present the Company's products to store employees in such retail stores as CompUSA, Sam's Club, Micro Center, Egghead, Computer City, Fry's Electronics, Office Depot, Best Buy, and PriceCostco. In addition, the Company engaged in a variety of merchandising promotions, such as end-caps, shelf-talkers, in-store posters and rebate coupons in order to increase sales. The Company has also improved its product packaging to better attract attention of retail consumers to the Company's products directly "on the shelf." Management estimates the number of retail stores which carry the Company's products increased from approximately 1,700 in 1993 to approximately 7,100 in 1995. Licensed end-users of the Company's products include individual personal computer owners, government agencies, utilities, educational institutions, software development companies, computer product manufacturers, and others.

     In November, 1995, TouchStone established an Enterprise Sales Unit. This unit's focus is to promote TouchStone's products directly to Fortune 1000 companies and to provide product sales support through corporate resellers such as CompUSA, Egghead, and Software Spectrum. The Company believes that this focus on sales to corporate customers in multiple-user packages could increase sales of its products and have a positive, long range impact on the future growth of the Company, although no assurances may be given that this will actually occur.

     The Company also uses media advertising, direct mail, attendance at industry trade shows, press releases, and direct contacts through its marketing and sales force as other means of generating new sales. Additionally, the Company participates in retail promotions to obtain sales and marketing advantages at the retail level by providing allowances to certain distributors which are passed through to the retailer. The Company also participates in cooperative advertising programs directly with certain distributors and retailers, whereby the Company receives marketing opportunities through advertisements, brochures, and catalogs initially paid for by the distributors. The Company provides for expenses related to these programs in amounts established in the individual distributor agreements or in modifications thereto.

     Internationally, the Company markets its products through distributors and/or co-publisher arrangements. Co-publisher arrangements usually provide the Company with royalties based on sales of products by the co-publisher in a specific geographical or foreign language market. The Company publishes translated WINCheckIt products in French by A.B. Soft, in German by Markt Und Technik, and in Russian by Connections East, and Trend publishes translated versions of WIN'95 Advisor for distribution in China and Japan. The Company also has independent sales representatives in Canada and Australia. The Company's wholly-owned subsidiary, TouchStone Europe, Ltd., commenced operations in July, 1995 and was responsible for sales of the Company's products in the United Kingdom in 1995. The Company is also evaluating further expansion into Asia, Latin America, and Australia.

     The Company's sales force at March 1, 1996 consists of five people based in the Company's office and one person at TouchStone Europe Ltd., all of whom receive salaries, commissions, and/or incentive bonus compensation. In addition, the Company maintains an in-house marketing department that handles most of the design and development of the Company's product packaging, advertisements, and promotional items.

DUPLICATION AND PACKAGING

     The Company's product manuals are printed by United Business Systems, Inc., whose primary service is reproduction of manuals and brochures. Substantially all of the Company's products are duplicated and packaged by Disk Copy Labs, formerly Encryption Technology Corporation, a software manufacturing operation. Promotion Distribution Services provided the fulfillment services for all of the Company's mail order and upgrade offers in 1995. Subsequent to December 31, 1995, these services were transferred to Fortune 800. The Company believes its relations with these suppliers are good. Although the Company believes that alternative resources exist or can be obtained, a disruption of the Company's relationship with any of these third-party contractors could adversely affect the Company's results of operations until replacement sources are established. In addition, any material changes in product and service quality and pricing by these outside resources could adversely affect the Company's results of operations. The Company has attempted to mitigate the risk of any such disruption by maintaining certain levels of "safety stock" inventories and the limited use of "second source" vendors.

COMPETITION

     The utility software industry is intensely competitive. Consumer demand for particular software products may be adversely affected by the increasing number of competitive products. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company's products, including Microsoft, Symantec, DiagSoft, Inc., CyberMedia, Quarterdeck, and others. In addition, there exist a number of large, well-capitalized software development firms that could, should they choose to do so, provide utility software in direct competition with the Company, as well as a number of large companies which may be in the process of developing products which compete, in whole or in part, with the Company's products. Each of these firms and certain of the Company's existing competitors have substantially greater financial, technical, and marketing resources than the Company. Moreover, there are no proprietary barriers to entry that could keep competitors from developing and selling competing products in the Company's markets. There is no assurance that the Company will be able to successfully compete with such concerns. Increased competition may result in loss of shelf space and reduction in consumer demand, or sell-through of the Company's products, any of which could have a material adverse effect on the Company's operating results.

     In addition, the Company may face increasing pricing pressures from current and future competitors and, accordingly, there can be no assurance that competitive pressures will not require the Company to reduce its prices. In particular, over time, the average selling prices for the Company's products may decline as the market for these products becomes more competitive. Any material reduction in the price of the Company's products would negatively affect gross margins and would require the Company to increase unit sales in order to maintain historic levels of sales. In addition, to the extent that Microsoft or other companies incorporate applications comparable, or perceived as comparable, to those offered by the Company into Windows 95, Windows NT, or other products (or separately offer such products), sales of the Company's products could be materially adversely affected, and there can be no assurance that any such action by Microsoft or others would not render the Company's Windows 95 or Windows NT-based products noncompetitive or obsolete. There can be no assurance that such competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance.

     The Company believes that competition in the problem-solving computer software utility market is somewhat fragmented, and largely based on adaptation to a particular market segment, availability of an integrated set of products, relationships with distributors and retailers, and selection of appropriate distribution channels. The Company believes its focus on the utilities segment of the market, emphasis on product quality and accuracy, its focus on the Windows platform, the joint promotion of its products with software retailers and sales to leading distributors make it competitive in each of these areas.

PROPRIETARY RIGHTS

     The Company regards its software as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws, employee confidentiality and nondisclosure agreements and third-party nondisclosure agreements, and other methods of protection common in the industry. Despite these precautions, it may be possible for an unauthorized third party to copy or reverse-engineer certain portions of the Company's products or to obtain and use information that the Company regards as proprietary.

      Under existing law, software products have been difficult to patent, and copyright laws offer limited protection. The Company has filed and received federal trademark registrations for the Company's stylized logo and "CHECKIT", "FASTMOVE!", "WINCHECKIT", "ROADTECH", "SETUP ADVISOR", and WIN'95 ADVISOR." Although the Company may file copyright applications with respect to programs developed for the Company's software products, there can be no assurance that any such copyrights will provide meaningful protection to the Company or that the Company will be able to afford the expense of any litigation which might be necessary to enforce its rights. However, the Company believes that trademark and copyright protection are less significant to the Company's success than factors such as knowledge, ability, and experience of the Company's personnel, research and development, brand name recognition, and product loyalty. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     The Company is aware that unauthorized copying by end-users affects many companies within the software industry and if a significantly greater amount of unauthorized copying were to occur, the Company's operating results could be adversely affected. However, policing unauthorized use of the Company's products is difficult. While the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem.

     The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. As the number of software products in the industry increases and the functionality of these products further overlaps, software developers may become increasingly subject to infringement claims. There can be no assurances that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

     On March 1, 1996, the Company had 53 employees, all full-time. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES

     The Company currently leases approximately 12,500 square feet of office space in Huntington Beach, California. The square footage under lease will increase to approximately 15,700 square feet over the five-year term of the lease. The annual rent payments under this lease are currently $138,000.

ITEM 3.   LEGAL PROCEEDINGS

     On January 26, 1996, a purported class and derivative action entitled DARRIN J. CARAMONTA v. LARRY W. DINGUS, ET AL, AND TOUCHSTONE SOFTWARE CORPORATION, was filed in the United States District Court for the Central District of California, in which Mr. Caramonta, on behalf of himself and all others who purchased the Company's Common Stock between May 2, 1995 and December 21, 1995, alleges that the Company, and Larry W. Dingus, C. Shannon Jenkins, Ronald Maas, Kenneth Welch III, Donald C. Watters, and Sigmund Fidyke III, violated Section 10(b) and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, and various state statutes sounding in fraud, by reporting earnings for the first three quarters of 1995 that allegedly were knowingly inflated due to inadequate reserves for product returns, in part, in order to assist the Company and the individual defendants in selling Common Stock at an inflated price in the Company's August 25, 1995 public offering.
The derivative claims essentially assert that the allegations sounding in fraud constituted a breach of the individual defendants' fiduciary duties . The Company and each of the individual defendants have denied all allegations made against them in the lawsuit. On March 11, 1996, the Company and the individual defendants filed a motion to dismiss the lawsuit for failure to state a claim.

     On March 13, 1996, a second purported class and derivative action entitled JACK BODNER AND PAUL L. FRABER v. LARRY W. DINGUS, ET AL, AND TOUCHSTONE SOFTWARE CORPORATION, was filed in the same court. This complaint essentially repeats the allegations in the Caramonta lawsuit but also adds claims for an alleged violation of Section 11 of the Securities Act of 1933, as amended, against the Company and certain of the individual defendants, and against the two managing underwriters of the Company's August 25, 1995 public offering,
Cruttenden Roth, Inc. and Punk, Ziegel & Knoell.   The Company and the
individual defendants deny the allegations, and intend to move to dismiss this lawsuit as well.

     On February 28, 1996, a Complaint for Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing was filed by Personal Training Systems in the Superior Court of California, County of San Mateo, in which the plaintiff alleges that the Company broke a contract to purchase from plaintiff specified quantities of a product produced and marketed by plaintiff, asserting a claim for damages of not less than $185,000. The Company denies liability and intends to defend the lawsuit vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1995, no matters were submitted for vote to TouchStone's common stockholders.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities have been traded in the National Association of Securities Dealers Automated Quotation (NASDAQ) system since May 19, 1995. Prior to May 19, 1995, the Company's securities traded in the over-the-counter market. The Company's securities are reported under the symbol "TSSW."

     In 1995 and 1994, the high and low bid prices quoted for a share of common stock were:


1995                                            LOW                HIGH
- ----                                            ---                ----
Quarter ended December 31, 1995                $3.00              $10.00
Quarter ended September 30, 1995                5.00               16.38
Quarter ended June 30, 1995                     1.06                5.88
Quarter ended March 31, 1995                     .75                1.50

1994                                             LOW                HIGH
- ----                                             ---                ----
Quarter ended December 31, 1994                 $.312              $1.56
Quarter ended September 30, 1994                 .25                 .40
Quarter ended June 30, 1994                      .125                .375
Quarter ended March 31, 1994                     .25                 .625


     These market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations, and other factors, may adversely affect the market price of the Company's Common Stock. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

     As of March 1, 1996, there were approximately 3,334 holders of record of TouchStone's common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

     TouchStone has not paid cash dividends on its common stock since its inception. TouchStone intends to employ all available funds for the development of its business, and, accordingly, does not intend to declare or pay any cash dividends in the foreseeable future. Additionally, the Company's line of credit prohibits the payment of dividends without prior approval of the bank.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a leading developer and publisher of utility software for personal computers. The Company recognized significant increases in revenues and profitability during 1994, attributable primarily to the April, 1994 release of SetUp Advisor, a Windows-based utility that helps users install modems, fax cards, sound cards, CD-ROM drives, and other devices in their personal computer systems. Following the August, 1994 introduction of WINCheckIt, the "All-in-One Windows Problem Solver" for users of Microsoft's Windows operating system, the Company's revenues and profitability grew at an accelerated rate during the last five months of 1994 and the first quarter of 1995. In March, 1995, the Company introduced FastMove!, software packaged with a cable to assist users of multiple personal computers in transferring and synchronizing data files, while simultaneously scanning for viruses, and a new version of SetUp Advisor that had been enhanced to address the needs of personal computer users who intend to upgrade their personal computers to multimedia systems. In July, 1995, the Company released WIN'95 Advisor, a utility software product that permits users to analyze their personal computer's compatibility with Microsoft's operating system, Windows 95, which was released by Microsoft on August 24, 1995. WIN'95 Advisor was awarded a Windows Magazine 1995 WIN 100 Award. In October, 1995, the Company released WINCheckIt 4.0, TouchStone's latest version of its award-winning Windows problem solver. WINCheckIt 4.0 provides a suite of diagnostic tools, normally found in separate programs, that have been designed to work in both Windows 95 and Windows 3.1 environments. In November, 1995, TouchStone released PC-cillin 95, an anti-virus utility software program that is fully compatible with Windows 95 and Internet use.

     The Company sells its products domestically, primarily through distributors for resale to the retail channel. In 1994, three distributors accounted for approximately 74% of the Company's product sales. In 1995, two distributors accounted for approximately 75% of product sales.

     Sales are recorded at the time products are shipped. However, the Company's operations are subject to substantial risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand which is subsequently unrealized can lead to overstocking by the distributors and substantial product returns. Furthermore, the risk of product returns may increase if the demand for the Company's products declines. Although the Company maintains allowances for projected returns, based upon historical experience, there can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company. Prior to the third quarter of 1995, the Company based reserves on historical experience, and returns were within the estimated reserve range. In the third and fourth quarters of 1995, due to unanticipated slow sell-through of WIN'95 Advisor, the Company granted price protections and recorded additional reserves based on revised estimates of retail sell-through of that product. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. The Company accrues for such rebates when such price declines are known or become anticipated. The Company's results of operations for the year ended December 31, 1995 were adversely affected by actual and anticipated product returns of unsold reseller inventories of WIN'95 Advisor, which was released in July, 1995, and WINCheckIt 2.0, which required the booking of additional reserves for price protection rebates, and product returns, of approximately $1.1 million and $2 million in the third and fourth quarters of 1995, respectively. The sell-through rate of WIN'95 Advisor at the retail level dropped substantially in the fourth quarter of 1995, in spite of price reductions implemented in October and November, 1995. Management believes that market acceptance of Windows 95 for upgrades has not materialized to the extent expected by most industry analysts, which negatively affected sales of WIN'95 Advisor at the retail level. Additionally, management believes that confusion in the marketplace by personal computer users as to whether or not to upgrade their operating system to Windows 95 also led to a reduction in sales of WINCheckIt
2.0 at the retail level. This confusion plus increased competition in the utility software market-place has also led to lower sales than expected for the first part of 1996. These factors, combined with legal expense incurred with respect to the lawsuits described in Item 3,Legal Proceedings, are expected to adversely affect profitability in the first quarter of 1996.

     During 1995, approximately 51% of the Company's operating revenues were attributable to sales of WINCheckIt which is designed for users of Microsoft's Windows operating system. The Company anticipates that new versions of WINCheckIt, PC-cillin 95, and the recently introduced
CheckIt Diagnostic Kit products will account for a substantial portion of the Company's revenues during the current year. A decline in the demand for these products, whether as a result of competition or other factors, could have a material adverse effect on the Company's results of operations and financial condition. In addition, the markets for the Company's products are characterized by rapidly changing technology, short product life cycles, extensive competition, eroding profit margins, frequent new product introductions, and evolving industry standards. To meet these challenges, the Company invests significant time and resources developing new products and researching and testing their market acceptance. The length of time required to develop the Company's products typically ranges from six to 18 months. In the past, the Company has experienced delays in the introduction of new products. The Company depends on the successful development of new products, including adaptations to new platforms, to replace revenues from products introduced in prior years which have begun to decline. The Company also depends on upgrades of existing products to lengthen the life cycle of, and increase the revenue attributable to, such products. If the Company does not accurately anticipate and successfully adapt its products to emerging personal computer platforms, environments and technologies, or new products are not introduced when planned or do not achieve anticipated revenues, the Company's operating results could be materially adversely affected. There can be no assurance that the Company will be able to introduce new products on schedule or that such new products will achieve market acceptance.

     The Company's revenues consist of product sales and royalty income. Royalty income is derived, for the most part, from international sales of the Company's products under agreements with co-publishers, principally those who sell the Company's products in Europe.

     Most of the Company's operating expenses relate directly to sales volume. Cost of sales includes the cost of blank diskettes, software duplication, packaging materials and user manuals, in addition to amortization of software development costs, royalties paid to other software development companies under various agreements, and inventory obsolescence reserves. Sales and marketing expense consists primarily of salaries and commissions paid to the Company's sales, customer service, and technical support personnel and expenditures for retail product merchandising and promotions. In addition to the base salaries of employees in general administration, general and administrative expense includes amounts paid to all of the Company's personnel under the Company's annual bonus plans that are based upon the Company's overall levels of quarterly net income. Certain of the Company's products can be expected to have short product life cycles, characterized by decreases in retail prices as a given product's life cycle advances. In order for the Company to maintain satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. Research and development expense during 1995 and 1994 was approximately $729,000 and $440,000, respectively. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established are capitalized in accordance with SFAS 86. During 1995 and 1994, approximately $360,000 and $169,000, respectively, of such costs were capitalized. As described above, royalties paid to third-party software developers ($575,000 in 1995 and $166,000 in 1994) are included in cost of sales. When these expenditures are added to amounts expensed and capitalized in connection with the Company's research and development activities, the resulting totals represent 11.1% and 17.8% of total revenues in 1994 and 1995, respectively.

     As further discussed in "Results of Operations" below, the Company incurred a net loss of $1,625,000 during the year ended December 31, 1995, as compared to net income of $800,000 during the year ended December 31, 1994. In order to return to profitability, the Company's plans include, but are not limited to, the introduction of new software products in 1996 and the expansion of marketing channels by the promotion of products directly to corporate and institutional customers. No assurance may be given that the implementation of such plans will result in profitable operating results.

         The Company's quarterly operating results may fluctuate significantly due to a variety of factors, including changes in the Company's product and customer mix, the number and timing of new product introductions by the Company or its competitors, pricing pressures, general economic conditions, and other factors. Products are generally shipped as orders are received and, accordingly, the Company has historically operated with relatively little backlog. As a result, quarterly revenue will depend on the volume and timing of orders received during a particular quarter, both of which are difficult to forecast. In addition, the Company will continue to incur product development, marketing, and promotional expenses based upon management's expectations as to future sales. Since many of these expenses are committed in advance, the Company generally is unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. If operating revenues do not meet the Company's expectations in any given quarter, operating results may be adversely affected. There can be no assurance that the Company will be profitable in any particular quarter.

         In addition, the software industry has seasonal elements. In recent years the software industry has experienced decreased demand for software products in the second and third quarters. These seasonal elements, together with the other factors which impact quarterly results, can cause revenues and net income to vary. The Company's business may be affected by these seasonal elements in the future.

         The Company's business has grown rapidly during the past two years and such growth has placed and, if sustained, will continue to place significant demands on the Company's management and resources. It is likely that the Company will be required to hire and train additional technical, marketing, and administrative personnel, implement additional operating and financial controls, install additional reporting and management information systems for order processing, system monitoring, customer service and financial reporting, and otherwise improve coordination between the design, development, duplication and packaging, marketing, sales, and finance functions. The Company's future operating results will depend on management's ability to manage future growth, and there can be no assurance that efforts to manage future growth will be successful.

         The success of the Company in accelerating its growth through strategic acquisitions will depend upon the Company's ability to identify and acquire complementary businesses, products, or technologies. There can be no assurance that the Company will be able to locate appropriate candidates that can be acquired, outright or pursuant to product or technology licenses or other arrangements, on favorable terms, if at all, or that acquired operations or products will be integrated efficiently or prove profitable. The completion of acquisitions may require sizable amounts of capital and is likely to involve the diversion of management's attention from other business concerns. Moreover, unexpected problems encountered in connection with any such acquisition could have a material adverse effect on the Company. The Company could be forced to alter its strategy in the future, if appropriate candidates prove unavailable or too costly.

         The following information should be read in conjunction with the audited financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand, and all percentages are approximate.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the years ended December 31:


                                     1995           1994
                                    ------         ------
Revenues:
         Product sales               96.6%          95.7%
         Royalty income               3.4            4.3
                                    ------         ------
         Total revenues             100.0          100.0
Cost of sales                        46.0           32.2
                                    ------         ------
         Gross profit                54.0           67.8
Sales and marketing                  48.8           31.5
General and administrative           15.3           17.3
Research and development              7.8            6.1
                                    ------         ------
Income (loss) from operations       (17.9)          12.8
Other income (expense), net           3.5            (.3)
                                    ------         ------
Income (loss) before taxes          (14.4)          12.5
Provision for income taxes            2.9            1.4
                                    ------         ------
         Net income (loss)          (17.3)%         11.1%
                                    ------         ------
                                    ------         ------

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

         REVENUES. Total revenues for the year ended December 31, 1995 were $9,356,000, an increase of $2,154,000, or 29.9%, compared to $7,202,000 for the year ended December 31, 1994. This increase was attributable to increased sales of the Company's WINCheckIt product which was first released in August 1994, and sales of FastMove! and PC-cillin 95, released in March 1995 and November 1995, respectively. The revenue for 1995 is reported net of reserves that were accrued for price protection (price reduction on resellers' inventories), reseller rebates, and expected returns, aggregating approximately $3,100,000. The Company expects that sales of an upgraded version of WINCheckIt and PC-cillin 95 will contribute a substantial portion of total revenues during 1996.

         For the year ended December 31, 1995, royalty income was $320,000, an increase of $12,000, or 3.9%, compared to $308,000 for the year ended December 31, 1994. Royalty income continued to decline as a percentage of total revenues, from 4.3% during the year ended December 31, 1994 to 3.4% during the year ended December 31, 1995.

         GROSS PROFIT. Gross profit for the year ended December 31, 1995 was $5,053,000, an increase of $167,000, or 3.4%, compared to $4,886,000 for the year ended December 31, 1994. Although the amount of gross profit increased, gross profit as a percentage of total revenues declined from 67.8% in 1994 to 54.0% in 1995. This decrease was primarily attributable to increased customer price protection, and product returns without corresponding decreases in cost, and inventory obsolescence reserves ($563,000 in 1995, compared to $73,000 in 1994), which were required in connection with product returns of WIN'95 Advisor and CheckIt 2.0. Additionally, royalty costs paid to other software development companies increased from $166,000 in 1994 to $575,000 in 1995, primarily incurred in connection with sales of the Company's FastMove! and PC-cillin 95 products. Other costs which increased in 1995 from 1994 levels included freight ($276,000, as compared to $85,000 in the year ended December 31, 1994), resulting from increases in units shipped and higher freight-in costs for certain product components, and amortization of software development costs ($446,000, as compared to $367,000 in 1994), which included a one-time charge of $70,000 in 1995 to write off costs capitalized to develop WIN'95 Advisor.

         SALES AND MARKETING EXPENSE. Sales and marketing expense for the year ended December 31, 1995 was $4,570,000, an increase of $2,297,000, or 101.0%, compared to $2,273,000 for the year ended December 31, 1994. This increase was primarily attributable to increased promotional and merchandising expenditures for the Company's products associated with its enhanced retail strategy. Additional promotional costs were incurred with the release of new products, primarily FastMove! in March, 1995, WIN'95 Advisor in July, 1995, and PC-cillin 95 in November, 1995. Further, in order to support the substantial increase in sales volume experienced in the first nine months of 1995, the Company was required to add sales, customer service, and technical support personnel. Sales and marketing expense in 1995 also includes costs aggregating $125,000 in connection with sales and marketing activities of the

Company's wholly-owned subsidiary, TouchStone Europe Ltd., which commenced operations in the United Kingdom in July, 1995. Due to these additional expenditures, sales and marketing expenses increased as a percentage of total revenues from 31.5% in 1994 to 48.8% in 1995.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the year ended December 31, 1995 was $1,430,000, an increase of $185,000, or 14.9%, compared to $1,245,000 for the year ended December 31, 1994. As a result of the Company's secondary public offering of common stock and subsequent listing on the Nasdaq National Market ("NASDAQ exchange"), accounting, legal and investor relations costs increased. Additionally, compensation costs increased as the number of administrative staff increased in 1995. These increased costs were somewhat offset by a decrease in profit-sharing bonuses ($276,000, compared to $376,000 in the year ended December 31, 1994). As a percentage of total revenues, general and administrative expenses declined from 17.3% to 15.3% during the year ended December 31, 1994 to the year ended December 31, 1995, respectively.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for the year ended December 31, 1995 was $729,000, an increase of $289,000, or 65.7%, compared to $440,000 during the year ended December 31, 1994. The increase was attributable primarily to the hiring of additional programmers during 1995 to develop new products. Research and development expense also increased as a percentage of total revenues, from 6.1% for the year ended December 31, 1994 to 7.8% for the year ended December 31, 1995.

         INCOME (LOSS) FROM OPERATIONS. Due to expenses increasing more than revenue in the fourth quarter of 1995, as discussed above, the Company incurred a loss from operations of $1,676,000 during the year ended December 31, 1995, as opposed to net income from operations of $928,000 for the year ended December 31, 1994.
          OTHER INCOME (EXPENSE), NET.  During the year ended December 31,
1994, the Company's interest expense exceeded its interest revenue by approximately $28,000. As the Company's cash resources improved in 1995, primarily as a result of the successful completion of its secondary public offering of common stock, the Company's interest revenue exceeded interest expense in the year ended December 31, 1995, by approximately $327,000, as the Company was able to reduce debt and increase interest-bearing investments in 1995.

         PROVISION FOR INCOME TAXES. The Company's effective tax rate for the year ended December 31, 1994 was 11%. The difference between the provision for income taxes by applying the federal statutory tax rate to pre-tax income and the actual provision for income taxes results primarily from the elimination of valuation allowances on deferred tax assets and the utilization of net operating loss carryforwards which were previously available to the Company.

         The Company's provision for taxes of $276,000 in 1995 relates primarily to the change in valuation allowances on net deferred tax assets.

COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1993

         REVENUES. Total revenues for the year ended December 31, 1994 were $7,202,000, an increase of $2,277,000, or 46.2%, compared to $4,925,000 for the year ended December 31, 1993. This increase was attributable to sales during the last five months of the year of WINCheckIt, which was released in August 1994. As a result, product sales for the year ended December 31, 1994 increased by $2,200,000, or 46.9%, over 1993 product sales despite declining sales of older products.

         Royalty income was $308,000 for the year ended December 31, 1994, an increase of $76,000, or 32.8%, compared to $232,000 for the year ended December 31, 1993. However, the 1994 increases in royalty income did not match the rate of growth in product sales (most of which are domestic) experienced during the year. Consequently, royalty income decreased as a percentage of total revenues from 4.7% in 1993 to 4.3% in 1994.

         GROSS PROFIT. Gross profit for 1994 was $4,886,000, an increase of $1,625,000, or 49.8%, compared to $3,261,000 for the year ended December 31, 1993. The increase in gross profit as a percentage of product sales realized during the past year, from 69.5% in 1993 up to 70.9% in 1994, was attributable primarily to a change in sales mix resulting from the release of WINCheckIt in late 1994. WINCheckIt has lower materials and software costs per unit than does CheckIt PRO:Deluxe which comprised a larger portion of the Company's product sales during the first nine months of 1994. Gross profits also increased as a percentage of total revenues from 66.2% in 1993 to 67.8% in 1994. Included in cost of sales are amortization of software development costs ($367,000 in 1994, as compared to $296,000 in 1993) and royalties paid to other software development companies ($166,000 in 1994 and $139,000 in 1993) under various agreements.

         SALES AND MARKETING EXPENSE. Sales and marketing expense for 1994 was $2,273,000, an increase of $400,000, or 21.4%, compared to $1,873,000 for
1993. This increase was attributable primarily to the promotional and merchandising expenditures incurred in connection with the release of WINCheckIt. In addition, salaries and related costs increased during 1994 as the Company decided to perform certain marketing functions in-house, as opposed to using outside services. These increased costs were partially offset by reductions in consulting and other fees paid to third party service providers. Sales and marketing expense, however decreased as a percentage of total revenues from 38.0% in 1993 to 31.6% in 1994. This decrease was attributable primarily to the significant increase in revenue in 1994 resulting from sales during the last five months of 1994 of WINCheckIt.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for 1994 was $1,245,000 an increase of $432,000, or 53.1%, compared to $813,000 for 1993. The 1994 expenses included the accrual of the minimum of $50,000 in license royalties payable in connection with the Company's Superhuman Samurai Computer Safety Fun Kit, a product whose sales have not materialized as anticipated and are not expected to contribute significantly to future sales. Excluding the effect of this accrual, general and administrative expenses in 1994 increased by 46.8% over the 1993 level. Similarly, general and administrative expense increased as a percentage of total revenues from 16.5% in 1993 to 17.3% in 1994. The primary reason for this increase was higher profit sharing bonuses ($406,000 for the year ended December 31, 1994, compared to $134,000 for the year ended December 31, 1993) which were paid as a result of the significant increase in profits in 1994. Additionally, as sales increased significantly in 1994, the provision for doubtful accounts increased above amounts provided for the year ended December 31, 1993.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense for 1994 was $440,000, an increase of $182,000 or 70.5%, compared to $258,000 for 1993. Research and development expense also increased as a percentage of total revenues from 5.2% in 1993 to 6.1% in 1994. This increase reflects the hiring of additional programmers and management personnel in 1994 in order to assist in the development and release of new products. The additional payroll costs were somewhat offset by a decline in consultant's fees in 1994 from 1993 levels.

         INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for 1994 was $928.000, an increase of $611,000, or 192.7%, compared to $317.000 in 1993.

         PROVISION (BENEFIT) FOR INCOME TAXES. The effective tax rate for 1994 was 11% compared to a benefit of 7% in 1993. The 1994 effective rate was less than the statutory rate primarily due to the elimination of the valuation allowance on deferred tax assets resulting from current taxable income and the expected utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1995, the Company used its cash resources primarily for investments in debt securities totaling $4,505,000. The Company also repaid debt and capital lease obligations aggregating $460,000, invested $360,000 in software development and purchased equipment totaling $215,000. These expenditures were funded primarily from proceeds from sales of common stock and repayments on notes receivable aggregating $15,612,000, and cash generated from operating activities of $1,550,000.

         During the year ended December 31, 1994, the Company used its cash resources primarily to invest $169,000 in software development.
Additionally, the Company repaid debt aggregating $77,000 and purchased office equipment totaling $14,000. The Company used cash generated from operations of $1,268,000 to fund these expenditures, as well as borrowings under its bank line of credit of $210,000. The Company also received $45,000 from common stock issuances and subscriptions in 1994.

         On August 30, 1995, the Company completed a secondary public offering of common stock which resulted in net proceeds to the Company of $15,272,000, after deducting underwriter's commission and offering costs. As a result, the Company's working capital has increased from $1,446,000 at December 31, 1994, to $15,373,000 at
December 31, 1995. Cash and cash equivalents has increased from $1,298,000 at December 31, 1994 to $12,919,000 at December 31, 1995.

         In addition to its cash and working capital resources, the Company also has a bank line of credit which provides for borrowings up to $300,000, bears interest at the prime rate (8.5% at December 31, 1995), plus 1.5%, and matures May 5, 1996. Borrowings are collateralized by substantially all Company assets and guaranteed by three of the Company's executive officers. The borrowing facility contains certain financial covenants which require, among other things, the Company to be profitable on an annual basis, minimum levels of tangible net worth, and maintaining certain financial ratios, as defined. This line of credit also prohibits payment of dividends without prior approval of the bank, and limits annual capital expenditures to $75,000. The Company was either in compliance with these covenants or had received applicable waivers at December 31, 1995. There were no borrowings under this line of credit at December 31, 1995. The Company intends to renew this line of credit when it matures.

         Management believes that the Company's existing cash resources and anticipated cash flows from operations, and periodic borrowings under the line of credit, will be sufficient to fund the Company's operations at currently anticipated levels through December 31, 1996. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, establish a direct sales force for corporate customers, and for general corporate purposes. The execution of such plans may include strategic acquisitions of or investments in complementary businesses, products, or technologies.

ITEM 7.        FINANCIAL STATEMENTS                       PAGE

Index to Financial Statements:

  1. Independent Auditors' Report                            19

  2. Financial Statements:

        Balance Sheet as of December 31, 1995.               20

        Statements of Operations for the years ended
        December 31, 1995 and 1994.                          21

        Statements of Shareholders' Equity for
        the years ended December 31, 1995 and 1994.          22

        Statements of Cash Flows for
         the years ended December 31, 1995 and 1994.         23

        Notes to Financial Statements.                       24

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
TouchStone Software Corporation:


We have audited the accompanying balance sheet of TouchStone Software Corporation as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TouchStone Software Corporation as of December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Costa Mesa, California
March 13, 1996

                     TouchStone Software Corporation
                       Consolidated Balance Sheet
                           December 31, 1995


A S S E T S
Current assets:
   Cash and cash equivalents                             $12,918,643
   Investments                                             4,505,096
   Income tax refund receivable                              998,890
   Accounts receivable, net                                  225,053
   Inventories                                               298,278
   Prepaid expenses and other current assets                 117,017
   Employee advances                                          19,425
                                                       -------------
      Total current assets                               $19,082,402

Investments                                                  114,000
Property, net                                                248,608
Software development costs, net                              149,974
Other assets                                                  33,010
                                                         -----------
                                                         $19,627,994
                                                       -------------
                                                       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                       $ 2,034,291
  Accrued payroll and related expenses                       260,703
  Accrued cooperative advertising costs                      834,269
  Other accrued liabilities                                  580,185
                                                         -----------
     Total current liabilities                             3,709,448

Deferred compensation                                        114,000
Deferred lease obligation                                     22,275

Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000
   shares authorized, none issued or outstanding
  Common stock, $.001 par value; 20,000,000 shares
   authorized; issued and outstanding, 7,341,118 shares
                                                               7,341
  Additional paid-in capital                              17,866,012
  Accumulated deficit                                     (2,066,993)
  Notes receivable from sale of common stock                 (24,089)
                                                        ------------
     Net shareholders' equity                             15,782,271
                                                        ------------
                                                         $19,627,994
                                                        ------------
                                                        ------------

See accompanying notes to consolidated financial statements

                      TouchStone Software Corporation
                   Consolidated Statements of Operations
                  Years ended December 31, 1995 and 1994

                                               1995           1994
                                               ----           ----
Revenues :
  Product sales                             $9,035,620    $6,893,447
  Royalty income                               320,125       308,054
                                            ----------    ----------
      Total revenues                         9,355,745     7,201,501
 Cost of sales                               4,303,217     2,315,740
                                             ---------     ---------
      Gross profit                           5,052,528     4,885,761
 Operating expenses:
  Sales and marketing                        4,569,990     2,273,188
  General and administrative                 1,430,283     1,244,516
  Research and development                     728,624       440,477
                                            ----------    ----------
      Total costs and expenses               6,728,897     3,958,181
                                            ----------     ---------
      Income (loss) from operations         (1,676,369)      927,580
 Other income (expense), net                   326,852       (28,005)
                                            ----------    ----------
      Income (loss) before
        provision for income taxes          (1,349,517)      899,575
Provision for income taxes                     275,500        99,500
                                            ----------    ----------

Net Income (loss)                          ($1,625,017)     $800,075
                                           -----------    ----------
                                           -----------    ----------
Net Income (loss) per share of common
  stock outstanding                           (  $0.26)        $0.14
                                            -----------   ----------
                                            -----------   ----------

Weighted average shares                      6,367,000     5,576,000
                                            -----------   ----------
                                            -----------   ----------


See accompanying notes to consolidated financial statements.

                        TOUCHSTONE SOFTWARE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                                                        NOTES
                                                                                                      RECEIVABLE       TOTAL
                                                                                                      FROM SALE       SHARE-
                                           COMMON STOCK              PAID-IN       ACCUMULATED         OF COMMON      HOLDERS'
                                           ------------
                                      SHARES           AMOUNT        CAPITAL         DEFICIT             STOCK         EQUITY
                                      ------           ------        -------         -------             -----         ------
Balances at
  December 31, 1993                 4,446,304       $ 2,071,150                    ($1,242,051)         ($74,175)      $754,924

Recapitalization                                     (2,066,704)    $2,066,704

Collection of notes receivable                                                                           36,309         36,309

Interest accrued                                                                                         (2,361)        (2,361)

Issuance of shares for
  services received                    17,930                18          4,487                                           4,505

Stock options exercised                61,966                62         13,092                                          13,154

Notes received for options and
  warrants exercised                1,307,269             1,307        239,828                         (232,376)         8,759

Net income                                                                               800,075                       800,075
                                    ---------            ------    -----------       ------------      ---------   ------------

Balances at
  December 31, 1994                 5,833,469             5,833      2,324,111          (441,976)      (272,603)     1,615,365

Stock options exercised               207,649               208         94,243                                          94,451

Collections of notes receivable                                                                         245,137        245,137

Issuance of common stock in
  secondary offering, net
  of costs                          1,300,000             1,300     15,270,838                                      15,272,138

Tax benefit from stock option
  exercises                                                            176,820                                         176,820

Forgiveness of note in lieu of fees                                                                       3,377          3,377

Net loss                                                                              (1,625,017)                   (1,625,017)
                                    ---------            ------    -----------       ------------      ---------   ------------
Balances at
  December 31, 1995                 7,341,118            $7,341    $17,866,012       ($2,066,993)      ($24,089)   $15,782,271
                                    ---------            ------    -----------       ------------      ---------   ------------
                                    ---------            ------    -----------       ------------      ---------   ------------


            See accompanying notes to consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                           1995         1994
                                                           ----         ----
Cash flows from operating activities:
 Net income (loss)                                    ($1,625,017)    $800,075
 Adjustments to reconcile net income (loss) to net
  cash flows provided by operating activities:
  Depreciation and amortization                           506,679      404,897
  Change in deferred income taxes                         218,400     (201,100)
  Provision for doubtful accounts                         118,598       72,600
  Provision for obsolete inventories                      562,553       72,600
  Change in deferred lease obligation                      22,275       (6,871)
  Issuance of stock for compensation
   and interest                                                          4,505
  Interest expense in connection with
   stock issuances                                                       8,759
  Loss on sale of assets                                      947
  Changes in operating assets and liabilities:
  Income tax refund receivable                           (998,890)
  Accounts receivable                                   1,337,961     (861,715)
  Inventories                                            (471,651)    (222,794)
  Prepaid expenses and other current assets               (85,677)      (2,131)
  Employee advances                                          (967)      (3,477)
  Other assets                                            (18,324)        (540)
  Accounts payable                                      1,330,767      392,114
  Accrued liabilities                                     652,842      810,588
                                                      ------------   -----------
     Net cash provided by operating activities          1,550,496    1,267,510

Cash flows from investing activities:
 Capitalized software development costs                  (360,160)    (168,730)
 Purchase of investments                               (4,505,096)
 Purchases of property                                   (215,329)     (14,380)
                                                      ------------   -----------
     Net cash used in investing activities             (5,080,585)    (183,110)

Cash flows from financing activities:
 Net (repayments) borrowings under bank
  line of credit                                         (300,000)     210,179
 Principal payments on notes payable                     (156,071)     (66,783)
 Principal payments under capital
  lease obligations                                        (4,124)     (10,468)
 Proceeds from exercise of stock warrants and
  options and repayment on notes receivable               245,137       45,463
 Interest accrued on notes receivable                                   (2,361)
 Issuance of common stock, net                         15,366,589
 Other prepaid financing costs                             (1,000)      (6,234)
                                                      ------------   -----------
     Net cash provided by financing activities          15,150,531     169,796
                                                      ------------   -----------

Net increase in cash and cash equivalents              11,620,442    1,254,196
Cash and cash equivalents, beginning of period          1,298,201       44,005
                                                      ------------   -----------
Cash and cash equivalents, end of period              $12,918,643   $1,298,201
                                                      ------------   -----------
                                                      ------------   -----------

Supplemental cash flow information:
Interest paid                                              $7,966      $26,153
                                                      ------------   -----------
                                                      ------------   -----------
Income taxes paid                                      $1,170,701      $22,555
                                                      ------------   -----------
                                                      ------------   -----------


            See accompanying notes to consolidated financial statements.

                        TOUCHSTONE SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS. TouchStone Software Corporation ("TouchStone" or the "Company") designs, develops, markets, and supports a line of computer problem-solving utility software and supporting products which simplify personal computer (PC) installation, support, and maintenance. The Company markets its products domestically through software distributors, for resale through the retail channel which includes approximately 7,100 stores. Ongoing customer evaluations are performed with respect to the Company's receivables, and collateral is generally not required.

     CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd., which commenced operations in the United Kingdom in July, 1995. All intercompany transactions and balances have been eliminated.

     CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

     INVENTORIES. Inventories are stated at the lower of cost, using the first-in, first-out method, or market, and consist mainly of finished goods and packaging supplies.

     PROPERTY. Property is stated at cost and depreciated using the straight-line method based on the estimated useful lives of the assets (three to five years). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

     SOFTWARE DEVELOPMENT COSTS. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established. Thereafter, certain costs such as coding and testing are capitalized in accordance with the Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, until the product is available for sale. Capitalized expenses were approximately $360,000 and $169,000 for the years ended December 31, 1995 and 1994, respectively.

     Capitalized software development costs are amortized using the straight-line method, or based on unit sales as compared to total projected unit sales, commencing when the related products are available for sale, over the estimated useful lives of the related products which range from 12 to 24 months. Amortization of software development costs was approximately $446,000 and $367,000 for the years ended December 31, 1995 and 1994, respectively.

     Software development costs are presented in the accompanying balance sheet net of accumulated amortization of approximately $1,063,000 at December 31, 1995.

     REVENUE RECOGNITION. Revenues are recognized upon the later of shipment of the related product or transfer of title and are in accordance with Statement of Position 91-1, SOFTWARE REVENUE RECOGNITION, as there are no significant vendor obligations or post-contract support at the time of delivery. The Company offers its distributors certain rights of return, price protection, and exchange privileges on sales. The Company records estimates for such rights of return, price protection, and exchange privileges at the time of product sale, based on historical experience and, or sell-through information obtained from its distributors and certain retailers. Royalties are recognized as income when minimum payments specified in the royalty agreements become due, or as the related products are sold by the licensee.

     COOPERATIVE ADVERTISING. The Company offers cooperative advertising programs to its distributors whereby the Company's products receive market visibility through ads, brochures, and catalogs paid for by the distributors. Approved expenditures can be deducted by the distributors from amounts due to the Company. Cooperative advertising costs are accrued at the maximum rates allowed under the respective distribution agreements and are charged to expense when product sales are recognized as revenue.

                        TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET INCOME (LOSS) PER SHARE. Net income per share was computed in 1994 using the weighted average common and common equivalent shares outstanding. Common equivalent shares included warrants and options to purchase common stock. Such common equivalent shares were not included in the calculation of the net loss per share in 1995 as their effect would have been antidilutive.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires TouchStone management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods then ended. Actual results, including those related to sales returns, could differ from those estimates.

     During the fourth quarter of 1995, the Company recorded additional reserves for price protection, product returns, and obsolete inventory aggregating approximately $2,000,000.

     RECENT ACCOUNTING PRONOUNCEMENT. In October of 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, which became effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under SFAS 123 or APB Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro-forma disclosures of net income and earnings per share as if the provisions of SFAS 123 had been applied. The Company is in the process of evaluating the impact of SFAS 123, and the potential impact on the Company adopting the new standard has not been quantified at this time. The Company must adopt SFAS 123 no later than December 1, 1996.

2.   BALANCE SHEET DETAIL

     INVESTMENTS. Investments classified as current assets at December 31, 1995 consist of investments in municipal debt securities, all maturing within one year and classified as held-to maturity securities, and stocks, rights, and warrants classified as available for sale securities. Such investments are recorded at cost if held-to maturity and at fair market value for all other investments.

     Current investments at December 31, 1995 consist of the following:

                                       Cost of       Fair Market Value
                                     Investments      of Investments
                                     -----------      --------------
Municipal bonds                      $ 1,005,096      $   1,006,680
Stocks, rights, and warrants           3,500,000          3,500,000
                                     -----------      -------------
                                     $ 4,505,096      $   4,506,680
                                     -----------      -------------
                                     -----------      -------------

     Investments classified as non-current assets at December 31, 1995 consist primarily of money funds held by the Company as custodian for certain executive officers under a deferred compensation plan. Such investments are reported at cost, which approximated market value.

     ACCOUNTS RECEIVABLE. At December 31, 1995, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $139,300, $150,900, and $2,760,700, respectively.

                        TouchStone Software Corporation
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 1995 and 1994

2.   BALANCE SHEET DETAIL (CONTINUED)

     PROPERTY.  At December 31, 1995, property consists of the following:

Office equipment and furniture                         $485,547
Automobiles                                             104,794
Leasehold improvements                                   24,533
                                                       --------
                                                       $614,874
Less accumulated depreciation and amortization         (366,266)
                                                       --------
                                                       $248,608
                                                       --------
                                                       --------


3.   FINANCING ARRANGEMENTS

     At December 31, 1995, the Company had a bank line of credit which provides for borrowings up to $300,000, bears interest at the prime rate (8.5% at December 31, 1995) plus 1.5%, and matures May 5, 1996. Borrowings are collateralized by substantially all Company assets and guaranteed by three of the Company's executive officers. The borrowing facility contains certain financial covenants which require, among other things, the Company to be profitable on an annual basis, minimum levels of tangible net worth, and maintaining certain financial ratios, as defined. This line of credit also prohibits payment of dividends without prior approval of the bank, and limits annual capital expenditures to $75,000. There were no borrowings under this line of credit at December 31, 1995.

     The Company was not in compliance with certain of these covenants at December 31, 1995. The Company received a waiver for the covenant violations.

4.   COMMITMENTS AND CONTINGENT LIABILITIES

     COMMITMENTS. At December 31, 1995, the Company was obligated under non-cancelable operating leases for its office facility and office equipment as follows:

Year ending
December 31,
- ------------

  1996            $226,000
  1997             209,000
  1998             189,000
  1999             178,000
  2000              44,000
                  --------
                  $846,000
                  --------
                  --------

     In 1994, the Company sublet a portion of its office space. This sublease required monthly payments of $700 and was canceled March 31, 1995. Rent expense, net of sublease income, totaled approximately $204,000 and $141,000 for the years ended December 31, 1995 and 1994, respectively.

     The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company's software products. Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales. One royalty agreement executed in 1994 provided that TouchStone pay minimum royalties of $50,000, which the Company accrued at December 31, 1994. The Company recorded total royalty expense of approximately $575,000 and $166,000 for the years ended December 31, 1995 and 1994, respectively.

     CONTINGENT LIABILITIES. On January 26, 1996, a purported class and derivative action entitled DARRIN J. CARAMONTA v. LARRY W. DINGUS, ET AL, AND TOUCHSTONE SOFTWARE CORPORATION, was filed in the United States District Court for the Central District of California, in which Mr. Caramonta, on behalf of himself and all others who purchased the Company's Common Stock between May 2, 1995 and December 21, 1995, alleges that the Company, and Larry W. Dingus, C. Shannon Jenkins, Ronald Maas, Kenneth Welch III, Donald C. Watters, and Sigmund Fidyke III, violated Section 10(b) and Rule

                        TouchStone Software Corporation
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 1995 and 1994

4.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

10b-5 promulgated under the Securities Exchange Act of 1934, as amended, and various state statutes sounding in fraud, by reporting earnings for the first three quarters of 1995 that allegedly were knowingly inflated due to inadequate reserves for product returns, in part, in order to assist the Company and the individual defendants in selling Common Stock at an inflated price in the Company's August 25, 1995 public offering. The derivative claims essentially assert that the allegations sounding in fraud constituted a breach of the individual defendants' fiduciary duties . The Company and each of the individual defendants have denied all allegations made against them in the lawsuit. On March 11, 1996, the Company and the individual defendants filed a motion to dismiss the lawsuit for failure to state a claim.

     On March 13, 1996, a second purported class and derivative action entitled JACK BODNER AND PAUL L. FRABER v. LARRY W. DINGUS, ET AL, AND TOUCHSTONE SOFTWARE CORPORATION, was filed in the same court. This complaint essentially repeats the allegations in the Caramonta lawsuit but also adds claims for an alleged violation of Section 11 of the Securities Act of 1933, as amended, against the Company and certain of the individual defendants, and against the two managing underwriters of the Company's August 25, 1995 public offering,
Cruttenden Roth, Inc. and Punk, Ziegel & Knoell.   The Company and the
individual defendants deny the allegations, and intend to move to dismiss this lawsuit as well.

     On February 28, 1996, a Complaint for Breach of Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing was filed by Personal Training Systems in the Superior Court of California, County of San Mateo, in which the plaintiff alleges that the Company broke a contract to purchase from plaintiff specified quantities of a product produced and marketed by plaintiff, asserting a claim for damages of not less than $185,000. The Company denies liability and intends to defend the lawsuit vigorously.

     Based on its current knowledge, the Company does not believe that the referenced matters are likely to have a material adverse effect on the financial condition of the Company.

5.   SHAREHOLDERS' EQUITY

     1983 INCENTIVE STOCK OPTION PLAN. During 1983, the Company adopted an incentive stock option plan (the 1983 ISOP "Plan") which provides for the granting of options to purchase up to 329,399 shares of the Company's common stock at not less than fair market value at the date of grant. In addition, stock appreciation rights may be granted under the Plan. Options granted under the Plan vest immediately and are for periods not exceeding 10 years from date of grant.

     1988 NON-QUALIFIED STOCK OPTION PLAN. On August 5, 1988, the Company's Board of Directors adopted a Non-Qualified Stock Option Plan (the "1988 NQ-Plan"). The 1988 NQ-Plan authorizes the issuance of up to a total of 166,667 shares of Common Stock designed as an incentive for non-employee directors, technical advisors, vendors and consultants of the Company. The 1988 NQ-Plan is administered by the Non-Qualified Stock Option Committee of the Board of Directors which determines the recipients of options, the exercise price of the options, and the number of shares subject to each option. This plan expires August 5, 1998. At December 31, 1995, there were no shares available under the 1988 NQ-Plan for future grant.

     THE 1991 INCENTIVE STOCK OPTION AND NON-QUALIFIED STOCK OPTION PLANS. In January, 1992, the Company's stockholders approved additional incentive stock option and non-qualified stock option plans (the "1991 ISOP-Plan" and the "1991 NQ-Plan") which provide for additional grants of options to purchase up to an aggregate of 1,175,000 shares of the Company's common stock. These plans expire December 13, 2000. At December 31, 1995, there were no shares available for grant under these plans.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1995 and 1994

5.   SHAREHOLDERS' EQUITY (CONTINUED)

     THE 1994 STOCK OPTION PLAN. In 1994, the Company's Board of Directors adopted a 1994 Stock Option Plan (the "1994 Plan") pursuant to which options to purchase up to 550,000 shares of the Company's common stock may be granted. Unless and until the 1994 Plan is approved by the Company's shareholders, only non-qualified options can be granted under the 1994 Plan to employees, including executive officers, non-employee directors, consultants, vendors, customer, and others expected to provide significant services to the Company. On October 31, 1994, the Company granted options under the 1994 Plan to purchase an aggregate of 435,000 shares of common stock, at $.50 per share, to a total of 15 key employees, including executive officers. In 1995, options to purchase an additional 110,000 shares of the Company's common stock, at prices ranging from $.85 to $1.85 per share, were granted under the 1994 Plan, including options to purchase 10,000 shares, at $1.00 per share, for each of the Company's two outside directors.

     All options under the above plans were granted at fair market value at the date of issuance. Stock option activity for these plans, along with common stock warrant activity, for the years ended December 31, 1995 and 1994 was as follows:


                            1983     1988     1991      1991     1994
                            PLAN     PLAN     PLAN      PLAN     PLAN     WARRANTS
Options outstanding,
December 31, 1993          15,668   44,167   901,000   243,666              14,169

Granted                                       97,000     9,000   435,000   442,633
Lapsed                             (11,667)            (41,667)             (3,334)
Exercised                          (20,000) (883,000) (173,000)            (16,667)
Canceled                  (15,668)           (75,000)
                           ------   ------   -------   -------   -------    ------
Balance,
December 31, 1994               0   12,500    40,000    37,999   435,000   436,801

Granted                             39,000    30,000     1,000   110,000
Exercised                          (10,000)  (20,000)  (29,666)  (91,150)  (56,833)
Canceled                                                          (5,000)  (50,000)
                           ------   ------   -------   -------   -------    ------

Balance,
December 31, 1995               0   41,500    50,000     9,333   448,850    329,968
                           ------   ------   -------   -------   -------    -------
                           ------   ------   -------   -------   -------    -------
Options exercisable,
December 31, 1995               0   12,500    20,000     8,333   398,850    329,968
                           ------   ------   -------   -------   -------    -------
                           ------   ------   -------   -------   -------    -------
Price range of
outstanding options,               $ .20 to  $.19 to   $ .30 to  $ .50 to    $ .20 to
December 31, 1995            n/a   $5.00     $2.66     $5.00     $1.85       $ .50
                           ------   ------   -------   -------   -------     -------


     1994 grants under the 1991 ISOP-Plan and the 1991 NQ-Plan included 16,000 options to various officers and directors in connection with their guarantee of borrowings under the Company's bank line of credit.

                        TouchStone Software Corporation
                  Notes to Consolidated Financial Statements
                For the Years Ended December 31, 1995 and 1994

5.   SHAREHOLDERS' EQUITY (CONTINUED)

     NOTES RECEIVABLE FROM SALE OF COMMON STOCK. Amounts due from sale of common stock or exercise of options consisted of the following at December 31, 1995:


Notes receivable, bearing
interest at 3.5% per annum        $23,906

Notes receivable, non-interest
  bearing                             183
                                  -------
                                   24,089
                                  -------
                                  -------


     During 1994, the due date of notes receivable aggregating $48,484 plus accrued interest was extended from August, 1995 to August, 1998. All amounts due under these notes were repaid in 1995.

     RECAPITALIZATION. During 1994, the Company amended its Articles of Incorporation to change its common stock from no par to a $.001 value.

     PUBLIC OFFERING OF COMMON STOCK. On August 30, 1995, the Company completed a secondary public offering of 2,300,000 shares of the Company's common stock, including 1,000,000 shares sold by certain shareholders of the Company. The net proceeds of the offering, after deducting the underwriter's commission and offering costs, were approximately $15,272,000.

6.   SEGMENT INFORMATION AND CONCENTRATION OF CREDIT RISK

     The Company operates primarily in the U.S. in a single segment that is the design, development, manufacture, and sale of computer-related software products. Its customers generally consist of large software distributors as well as PC end-users. Amounts receivable from customers are generally not secured.

     In 1994, one customer who is a distributor accounted for approximately 59% of product sales. Two customers who are distributors accounted for approximately 58%, and 17% of product sales during the year ended December 31, 1995. International product sales were approximately $1,031,000 and $670,000 during the years ended December 31, 1995 and 1994, respectively, and accounted for approximately 9.7% and 11.4% of total product sales, respectively.

7.   INCOME TAXES

     Effective January 1, 1993, the Company adopted the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

                        TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

7.   INCOME TAXES (CONTINUED)

The provision for income taxes consists of:

                                                YEAR ENDED DECEMBER 31,
                                                ------------------------
                                                1995               1994
                                                ----               ----
Current:
  Federal                                    $16,200            $129,000
  State                                       40,800             171,600
                                            --------           ---------
                                              57,000             300,600
Deferred:
  Federal                                    368,400            (113,700)
  State                                     (149,900)            (87,400)
                                            --------           ---------
                                             218,500            (201,100)
                                            --------           ---------
Total provision                             $275,500             $99,500
                                            --------           ---------
                                            --------           ---------


     A reconciliation of the provision for income taxes compared to the U.S. statutory rate of 34% for the years ended December 31, 1995 and 1994 is as follows:


                                                YEAR ENDED DECEMBER 31,
                                                -----------------------
                                                1995               1994
                                                ----               ----
Income taxes at statutory rates            ($458,800)          $314,900

State taxes, net of federal benefit          (72,000)            55,700

Loss of unconsolidated foreign subsidiary     34,400

Deductible temporary differences
   for which no benefit was
   previously recognized                                        (68,600)

Change in valuation allowance                792,500           (196,100)

Other                                        (20,600)            (6,400)
                                            --------          ---------
Provision for income taxes                  $275,500            $99,500
                                            --------          ---------
                                            --------          ---------


                        TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

7.   INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) consist of the following at December 31, 1995:

State taxes                                             $(52,500)
Research and development                                 (76,000)
Net non-current
   deferred tax liabilities                             (128,500)
                                                       ---------
Accrued vacation                                          27,400
Inventory and bad debt
   reserves                                              221,900
Deferred rent and compensation                            62,200
Depreciation                                              18,600
Sales returns reserve                                    739,800
Credit carryforwards                                      17,000
                                                       ---------

   Deferred tax assets                                 1,086,900
   Deferred tax valuation
    allowance                                           (958,400)
                                                       ---------

                                                         128,500
                                                       ---------
Net deferred tax asset                                        $0
                                                       ---------
                                                       ---------

     The net change in the valuation allowance for the deferred tax asset was a decrease of $196,100 for the year ended December 31, 1994, related to benefits arising primarily from the utilization of net operating loss carryforwards. For the year ended December 31, 1995, the net change in the valuation allowance was an increase of $792,500, related to significant increases in deferred tax assets, and the reversal of net deferred tax assets in 1994, and the uncertainty of the realization of such deferred tax assets in the near term. At December 31, 1995, the Company had general business tax credit carryforwards for federal purposes of approximately $17,000, of which $11,400 expire in 2000 and $5,600 expire in 2004.

     In the year ended December 31, 1995, the Company decreased its taxes payable and increased additional paid-in capital by $176,820, as a result of tax benefits arising from certain non-qualified stock option and warrant exercises.

8.   STATEMENTS OF CASH FLOWS

     Supplemental information concerning significant non-cash investing and financing activities for the years ended December 31, 1995 and 1994 are presented below.

     In March, 1995, the Company purchased property for $48,475 by exchanging cash of $11,415 and executing a note payable in the amount of $37,060.

     In 1995 and 1994, the Company forgave notes receivable from sale of common stock and related interest receivable aggregating $3,377 and $4,000, respectively, due from a consultant to the Company in lieu of fees.

     In 1994, the Company issued 1,307,269 shares of the Company's common stock in exchange for notes receivable of $232,376.

     In 1994, the Company issued 2,000 shares of the Company's common stock to an officer of the Company in lieu of cash compensation of $1,000.

                        TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

8.   STATEMENTS OF CASH FLOWS (CONTINUED)

     In 1994, two Company officers who held approximately $22,550 of the Company's subordinated debt received a total of 15,930 shares of the Company's common stock in lieu of interest payments aggregating approximately $3,500.

9.   TRANSACTIONS WITH RELATED PARTIES

     The Company paid royalties to a software programming company whose majority shareholder is a TouchStone officer aggregating approximately $27,000 and $67,000 during the years ended December 31, 1995 and 1994, respectively.

     The Company incurred interest expense in connection with notes payable to related parties of $1,741 and $8,578 for the years ended December 31, 1995 and 1994, respectively.

     The Company recorded interest income in connection with notes receivable from related parties of $9,032 and $1,890 for the years ended December 31, 1995 and 1994, respectively.

     In April, 1995, the Company made a $23,000 loan to a member of the Board of Directors. This loan bore interest at 8% per annum, and was repaid in December, 1995.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's balance sheet includes the following financial instruments: cash and cash equivalents, investments, accounts receivable, and accounts payable. The Company considers the carrying amounts in the financial statements to approximate fair value for the financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND KEY EMPLOYEES

      The directors and executive officers of the Company at March 1, 1996 are as follows:

N A M E                      A G E     T I T L E
- -------------------------    -----     -----------------------------------------
Larry W. Dingus               51       Chairman of the Board

C. Shannon Jenkins            48       Chief Executive Officer and Director

Larry Jordan                  52       President and Chief Operating Officer

Richard W. Brail              54       Director

Ronald R. Maas                49       Executive Vice President, Chief Financial
                                       Officer, Director, and Secretary

Kenneth C. Welch III          39       Director


     Mr. Dingus has served as Chairman of the Company's Board of Directors since the Company was founded in September, 1982, and served as Secretary of the Company from 1989 to October, 1995. He resigned as President of the Company on February 15, 1988, and as Chief Executive Officer of the Company on February 16, 1989, posts he had held since September, 1982.

     Ms. Jenkins has served as Chief Executive Officer of the Company since February, 1989. She served as the Company's President from March, 1988 until January, 1996. She served as the Company's Vice President of Marketing from September, 1982 until January, 1986, when she became the Company's Executive Vice President, and since September, 1982, she has also served as a Director.

     Mr. Jordan joined the Company in January, 1996 as President and Chief Operating Officer. Prior to joining the Company Mr. Jordan was with FileNet Corporation, a leading developer of workflow and document imaging software, from 1984 to 1996, holding the position of Senior Vice President of Sales since 1992.

     Mr. Maas joined the Company in 1991 as Vice President of Finance and Operations and Chief Financial Officer. In 1993, Mr. Maas was promoted to Executive Vice President of the Company, and was elected to the Company's Board of Directors. In October, 1995 he was elected Corporate Secretary. Prior to joining the Company, Mr. Maas served from March, 1990 through January, 1991 as the Controller of Bell & Howell Quintar Company, a manufacturer of computer peripheral equipment.

     Mr. Welch has been a Director of the Company since August 1993. From September, 1985 to the present, he has worked as an independent software consultant in the Washington D.C. area. From September, 1982 to May, 1985 he served as the Company's Vice President of Development, and was a Director of the Company from September, 1982 to August, 1986

     Mr. Brail joined the Company's Board of Directors in April, 1995. He has been the President and Chief Executive Officer of Best Golf, Inc. since September 1994. From July, 1991 to May, 1994, Mr. Brail served as the President of Helio Computers, Inc. of Irvine, California. From 1985 until 1991, he provided services to the Company and other computer companies as the owner of a computer sales and marketing company.

     In addition to its executive officers, the following individuals are considered to be key employees of the Company:

     Mr. Fidyke joined the Company in December, 1993 as the Vice President of Development. From 1985 until December, 1993, he was the majority owner and had served as the President of Custom Software, Inc., a software development firm with which the Company contracted from time to time.

     Mr. Watters joined the Company in July, 1992 as the Director of Sales and was promoted to Vice President of Sales on January 1, 1994. From January, 1992 to July, 1992, Mr. Watters was the Regional Territory Manager for Certus International. From 1987 to 1992, he was employed as the Manager of Distributor Sales for California Software Products, Inc. Mr. Watters has advised management of his intention to leave the Company and pursue other interests.

     Ms. Bartlett joined the Company as Director of Operations in May of 1995. In January of 1996, she was promoted to Vice President of Operations. From 1992 to May, 1995 Ms. Bartlett was self-employed as a business broker in Arizona.
Ms. Bartlett held upper management positions for various companies in the computer software industry between 1982 and 1992.

     Ms. Kennedy joined the Company in August, 1995 as Director of Marketing and was promoted to Vice President of Marketing in February, 1996. From June 1994 to March, 1995 Ms. Kennedy was a founder and Director of Marketing at Rememory Corporation, a developer of NetWare backup systems. Rememory Corporation was acquired by Stac Electronics in March 1995. From March to August 1995, she held various marketing management positions at Conner Peripherals (previously Archive Corp.).

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with Section 16(a) at December 31, 1995, and that none were delinquent.

ITEM 10.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

                                                                     OTHER    RESTRICTED
NAME &                                                              ANNUAL      STOCK                            ALL OTHER
PRINCIPAL                                                           COMPEN-    AWARDS     OPTIONS/      LTIP      COMPEN-
POSITION                        YEAR     SALARY ($)    BONUS ($)   SATION ($)    ($)       SAR (#)     PAYOUTS    SATION
- --------------------------------------------------------------------------------------------------------------------------
C.S. Jenkins                       1995    125,750       88,911        0          0               0       0          0
CEO, AND                           1994    112,400       89,657        0          0         138,300       0          0
DIRECTOR                           1993    100,000       17,641(1)     0          0          80,000       0          0
- --------------------------------------------------------------------------------------------------------------------------
L.W. Dingus
CHAIRMAN OF THE                    1995     71,489       73,289        0          0               0       0          0
BOARD OF                           1994     95,333       78,683        0          0         138,883       0          0
DIRECTORS                          1993     86,000       15,370(2)     0          0          80,000       0          0
- --------------------------------------------------------------------------------------------------------------------------
R.R. Maas                          1995     85,862       43,444        0          0               0       0          0
EXEC. V.P. AND                     1994     83,800       47,449        0          0          92,467       0          0
DIRECTOR                           1993     78,300        8,376(3)     0          0          78,000       0          0
- --------------------------------------------------------------------------------------------------------------------------
D.C. Watters                       1995     73,408      100,313        0          0               0       0          0
V.P. OF SALES                      1994     62,200       84,046        0          0          63,500       0          0
                                   1993     58,200       42,668(4)     0          0          70,000       0          0
- --------------------------------------------------------------------------------------------------------------------------
S. Fidyke III                      1995     88,188       24,392        0          0               0       0          0
V.P. OF DEVELOP.                   1994     81,000       30,679        0          0          63,750       0          0
                                   1993      6,125(5)         0        0          0          75,000       0          0

(1) Amount reported for 1993 excludes $20,960 representing a bonus paid in 1994.

(2) Amount reported for 1993 excludes $18,340 representing a bonus paid in 1994.

(3) Amount reported for 1993 excludes $11,480 representing a bonus paid in 1994.

(4) Amount reported for 1993 excludes $7,765 representing a bonus paid in 1994.

(5)   Hired December 1, 1993

     OPTION GRANTS IN 1995

     The Company did not grant stock options or stock appreciation rights in 1995 to any of the executive officers named above.

     AGGREGATED OPTION EXERCISES IN 1995 AND OPTION VALUES AS OF DECEMBER 31,
1995

     None of the executive officers named above exercised any stock options in 1995. The value of unexercised options at December 31, 1995, for each of the officers named above are:


                                                                                   NUMBER OF        VALUE OF
                                                                                  UNEXERCISED      UNEXERCISED
                                                                                OPTIONS/SARS AT   IN-THE-MONEY
                                                                               12/31/95 (#)     OPTIONS/SARS AT
                                                        SHARES                                    12/31/95 ($)
                                                      ACQUIRED ON     VALUE
                                                       EXERCISE     REALIZED
NAME                                                      (#)          ($)      ALL EXERCISABLE  ALL EXERCISABLE
- ----------------------------------------------------------------------------------------------------------------
C.S. Jenkins                                               0            0            134,300        $ 445,507

L.W. Dingus                                                0            0            134,883        $ 447,542

R.R. Maas                                                  0            0             88,467        $ 295,150

D.C. Watters                                               0            0             63,500        $ 212,815

S. Fidyke III                                              0            0             63,750        $ 213,688

The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price at December 31, 1995.

BOARD OF DIRECTORS

     During 1995, the Company's Board of Directors held two regular and two special meetings and, otherwise took action by written consent. The Board has established an Executive Committee comprised of Mr. Dingus, Ms. Jenkins, Mr. Jordan and Mr. Maas. Among other things, the Executive Committee determines the persons entitled to participate in stock option, bonus, and other similar plans. The Board has also established an Audit Committee comprised of Messrs. Dingus, Welch, and Brail, which meets to consult with the Company's independent auditors concerning their engagement and audit plan, and thereafter concerning the auditors' report and management letter and with the assistance of the independent auditors, also monitors the adequacy of the Company's internal accounting controls. The Board has not established separate compensation or nominating committees. Rather, the Board of Directors meets as a whole to determine the compensation of corporate officers and nominate the individuals to be proposed by the Board of Directors for election as directors of the Company.

     Each non-employee director is paid an annual retainer of $1,200 plus $300 per each board meeting attended and each board committee meeting attended for each committee of which he/she is a member. The Company has and will continue to pay the expenses incurred by its non-employee directors in attending Board meetings. In October, 1995, the Company issued warrants to purchase 10,000 shares of Common Stock, at the exercise price of $1.00 per share, to each of Mr. Welch and Mr. Brail for serving on the Company's Board of Directors. No additional compensation is paid to any of the employee directors.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with each of its three executive officers, Ms. Jenkins, Mr. Jordan, and Mr. Maas, that automatically renews on January 1 of each year and provides that, upon termination of employment with the Company for any reason other than "cause," the executive officer will continue to receive compensation at the level in effect on the date of termination of employment for the remainder of the year or nine months, whichever is longer. In the event that the termination of employment of any of the executive officers occurs following a change in control of the Company, the exercisability of all stock options and warrants held by the terminated officer will automatically be accelerated, and the purchase price of all shares of the Company's Common Stock issuable upon exercise of such options and warrants can be paid by the terminated executive pursuant to a promissory note due and payable in two years.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 1996, certain information concerning ownership of the Company's common stock by each director and all officers and directors as a group. At March 1, 1996, no other person nor entity owns more than 5% of the Company's outstanding shares, as indicated by the Company's securities transfer agent.

NAME AND ADDRESS OF                NUMBER OF SHARES      PERCENTAGE
BENEFICIAL OWNER                BENEFICIALLY OWNED (*)    OF CLASS
- ---------------------------    ------------------------ ------------
Larry W. Dingus                    487,490(1)               6.5%
2124 Main Street
Huntington Beach, CA 92648

C. Shannon Jenkins                 712,351(2)               9.5%
2124 Main Street
Huntington Beach, CA 92648

Larry Jordan                           80,000               1.1%
2124 Main Street
Huntington Beach, CA 92648

Ronald R. Maas                     335,610(3)               4.5%
2124 Main Street
Huntington Beach, CA 92648

Kenneth C. Welch III               228,574(4)               3.1%
2124 Main Street
Huntington Beach, CA 92648

Richard W. Brail                            0                0%
2124 Main Street
Huntington Beach, CA 92648

All Officers and Directors as    2,161,819(5)             27.4%
a Group (10 persons at
March 1, 1996)

(*) Excludes options that do not vest within 60 days after the Company's fiscal year end.
(1)  Includes options for 134,833 shares.
(2)  Includes options for 134,300 shares.
(3)  Includes options for 88,467 shares.
(4)  Includes options for 42,000 shares.
(5)  Includes options for 526,850 shares.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1995 and 1994, the Company paid royalties aggregating approximately $27,000 and $67,000 to Custom Software, Inc., a software programming company whose majority stockholder is Sigmund A. Fidyke III, a TouchStone officer.

     In 1991, Mr. Dingus participated in the Company's $200,000 subordinated debt financing, providing the Company with a personal loan of $10,000 for two years at 15% interest and receiving options to purchase a total of 3,334 shares of the Company's Common Stock at an average price of $.20 per share. In 1992, Mr. Dingus, a member of his family, and Mr. Maas participated in the Company's $45,000 subordinated note financing, lending the Company $15,000, $20,000, and $10,000, respectively. In consideration of these loans, Messrs. Dingus and Maas were granted warrants to purchase 5,000 and 3,333 shares of Common Stock, respectively, at $.30 per share. Additionally, in connection with the Company's bank line of credit, Mr.
Dingus and Mr. Maas were required to accept only payments of interest from November, 1993 until May 1, 1994 by virtue of the subordination provisions of their subordinated notes. In consideration for the Company's failure to make principal payments when due, Mr. Dingus was issued 11,120 shares of Common Stock and Mr. Maas was issued 4,810 shares of Common Stock. At December 31, 1994, the principal amounts due Messrs. Dingus and Maas under these subordinated notes were approximately $15,800 and $6,800, respectively. All of these amounts were paid in March, 1995.

     During the years ended December 31, 1993 and 1994, Mr. Dingus, Ms. Jenkin, and Mr. Maas were each granted options to purchase a total of 34,000 of the Company's Common Stock in consideration for their guarantees of borrowings under the Company's bank line of credit.

     In August, 1994, three-year warrants to purchase an aggregate of 56,733 shares of Common Stock at $.26 per share were issued to holders of outstanding stock options who agreed to exercise their options at an earlier date than otherwise required, including warrants to purchase 14,883, 14,300, 8,467, and 2,000 shares issued to Mr. Dingus, Ms. Jenkins, Mr. Maas, and Mr. Welch, respectively.

     During the year ended December 31, 1994, Mr. Dingus, Ms. Jenkins, and Mr. Maas gave the Company promissory notes in the respective principal amounts of $46,357, $43,349, and $28,244 as payment of the purchase price for 297,668, 286,000, and 169,333 shares of the Company's Common Stock, respectively, acquired upon exercise of stock options. Certain of these notes originally bore interest at the rate of 8% per annum and were due and payable in August, 1995, while others bore interest at the annual rate of 3.5% and were not payable until August, 1998. Prior to the end of 1994, the interest rate on the 8% notes was reduced to 3.5% per annum, and the maturity of those notes was extended to August 1998. Each of these promissory notes was paid in full in August, 1995.

                                   PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED WITH REPORT

      1.  Financial Statements.
          The financial statements listed in the index to financial statements at Item 7 are filed as part of this report.

      2.  Exhibits.
          The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)   REPORTS ON FORM 8-K

      1. Item reported:         None

(c)   EXHIBITS

      See Item 13 (a) 2 above.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                         TouchStone Software Corporation

                         By /s/    Ronald R. Maas
                            -----------------------------
                         Ronald R. Maas,
                         Executive Vice President, Secretary,
                         Chief Financial Officer, and Director
                         (Principal Accounting Officer)

                         Dated: March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/  Larry W. Dingus               Chairman of the Board of Directors
- --------------------------------
     Larry W. Dingus



/s/  C. Shannon Jenkins            Chief Executive Officer and Director
- --------------------------------
     C. Shannon Jenkins



/s/  Larry Jordan                  President and Chief Operating Officer
- --------------------------------
     Larry Jordan



/s/  Kenneth C. Welch III          Director
- --------------------------------
     Kenneth C. Welch III



/s/  Richard W. Brail              Director
- --------------------------------
     Richard W. Brail

                          TouchStone Software Corporation

                                INDEX TO EXHIBITS

  3.1   Articles of Incorporation of Registrant. (1)

  3.2   By-Laws of Registrant. (1)

  3.3   Amended Articles of Incorporation.(5)

 10.1   Incentive Stock Option Plan. (1)

 10.1 A Amended Incentive Stock Option Plan. (2)

 10.1 B Non-Qualified Stock Option Plan. (2)

 10.1 C 1991 Stock Option Plan. (3)

 10.1 D Employee Stock Purchase Agreement. (5)

 10.1 E 1994 Non-Qualified Stock Option Plan. (6)

 10.2   Line of Credit Agreement dated April 27,1995. (6)

 10.3   Office Lease dated February 7,1995. (6)

 10.5   Loan Agreement dated April 27, 1995. (6)

 21.    Subsidiaries of the Registrant. (6)

 23.    Consent of Independent Auditors.

 27.    Financial Data Schedule.


 (1) Incorporated by reference to the Exhibits to the Registration Statements on Form S-18, as amended, Registration Number 2-92450-LA as filed with the Securities and Exchange Commission.

 (2) Incorporated by reference to the Company's filing on Form S-8 with the Securities and Exchange Commission, Registration Number 33-25989.

 (3) Incorporated by reference to the Exhibits to the Company's Form 10-KSB for the year ended December 31, 1992 as filed with the Securities and Exchange Commission.

 (4) Incorporated by reference to the Exhibits to the Company's 10KSB for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

 (5) Incorporated by reference to the Exhibits to the Company's 10KSB for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

 (6) Incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, as amended; Registration number 33-94 352 as filed with the Securities and Exchange Commission.
                                      40