Form 10KSB/A
period 1995-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 1996-04-08
CIK 751160

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A

                              Amendment No. 1 to

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 1995         Commission File No. 0-12969

                        TOUCHSTONE SOFTWARE CORPORATION

            (Exact name of Registrant as specified in its charter)

          California                                             95-3778226
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)

                 2124 Main Street
           Huntington Beach, California                  92648
     (Address of principle executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (714)969-7746


       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No/ /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliate of the registrant as of March 1, 1996 was $22,172,680, based upon the closing sale price of a share of the Common Stock on March 1, 1996.

    The issuer's revenues for the year ended December 31, 1995 were $9,335,745.

    The number of shares of Common Stock as of March 1, 1996 was 7,356,951.

    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995:

   Item 11. Security Ownership of Certain Beneficial Owners and Management.

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

NAME AND ADDRESS OF                NUMBER OF SHARES      PERCENTAGE
BENEFICIAL OWNER                BENEFICIALLY OWNED (*)    OF CLASS
- ---------------------------    ------------------------ ------------
Larry W. Dingus                    486,957(1)               6.5%
2124 Main Street
Huntington Beach, CA 92648

C. Shannon Jenkins                 686,518(2)               9.2%
2124 Main Street
Huntington Beach, CA 92648

Larry Jordan                           80,000               1.1%
2124 Main Street
Huntington Beach, CA 92648

Ronald R. Maas                     335,610(3)               4.5%
2124 Main Street
Huntington Beach, CA 92648

Kenneth C. Welch III               228,574(4)               3.1%
2124 Main Street
Huntington Beach, CA 92648

Richard W. Brail                            0                0%
2124 Main Street
Huntington Beach, CA 92648

All Officers and Directors as    2,135,453(5)             27.1%
a Group (10 persons at
March 1, 1996)

(*) Excludes options that do not vest within 60 days after the Company's fiscal year end.
(1)  Includes options for 134,833 shares.
(2)  Includes options for 134,300 shares.
(3)  Includes options for 88,467 shares.
(4)  Includes options for 42,000 shares.
(5)  Includes options for 526,850 shares.

Pursuant to the requirements of Section 13 or15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-KSB/A to the registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: April 3, 1996                            TOUCHSTONE SOFTWARE CORPORATION
                                                By: /s/Ronald R. Mass
                                                   ----------------------------
                                                Title: Chief Financial Officer
                                                      -------------------------