Form 10QSB
period 1996-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 1996-05-15
CIK 751160

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, DC 20549

                           FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1996
Commission file No. 0-12969


                 TOUCHSTONE SOFTWARE CORPORATION
      (Exact name of registrant as specified in its charter)


            California                            95-3778226
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)             Identification No.)


           2124 Main Street, Huntington Beach, CA 92648
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



          Yes    __X__                      No _____


                 As of April 24, 1996 there were
           7,390,450 shares of Common Stock outstanding

                  PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


          The accompanying financial statements and notes thereto
          do   not   contain   all   information    required   by
          generally accepted accounting principles to be included in a full set of financial statements.

          In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the registrant's financial position and results of operations. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                 TOUCHSTONE SOFTWARE CORPORATION
                    CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1996
                           (Unaudited)

A S S E T S
- -----------
Current assets:
   Cash and cash equivalents                                      $13,862,919
   Investments                                                      2,993,403
   Income tax refund receivable                                       341,490
   Accounts receivable, net                                           233,126
   Inventories                                                        409,826
   Prepaid expenses and other current assets                          138,333
   Employee advances                                                   39,912
                                                                -------------
         Total current assets                                     $18,019,009

Investments                                                           114,000
Property, net                                                         293,182
Software development costs, net                                       153,814
Other assets                                                           34,389
                                                                -------------
                                                                  $18,614,394
                                                                =============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Accounts payable                                                $2,547,184
   Accrued payroll and related expenses                               390,021
   Accrued cooperative advertising costs                              743,340
   Other accrued liabilities                                          848,537
                                                                -------------
         Total current liabilities                                  4,529,082

Deferred compensation                                                 114,000
Deferred lease obligation                                              29,700

Shareholders' equity:
   Preferred stock, $.001 par value, 3,000,000 shares
     authorized, none issued or outstanding
   Common stock, $.001 par value, 20,000,000
     shares authorized;  7,385,450 shares issued
     and outstanding                                                    7,385
   Additional paid-in capital                                      17,883,045
   Accumulated deficit                                             (3,924,729)
   Notes receivable from sale of common stock                         (24,089)
                                                                -------------
         Net shareholders' equity                                  13,941,612
                                                                -------------
                                                                  $18,614,394
                                                                =============


   See accompanying notes to consolidated financial statements

                 TOUCHSTONE SOFTWARE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                              Three months       Three months
                                                  ended              ended
                                             March 31, 1996     March 31, 1995
                                             --------------     --------------

Revenues:
     Product sales                               $654,544          $2,760,895
     Royalty income                               101,526             100,100
                                            -------------        ------------
         Total revenues                           756,070           2,860,995
Cost of Sales                                     698,961             749,778
                                            -------------        ------------
         Gross Profit                              57,109           2,111,217

Operating expenses:
     Sales and marketing                          950,308             860,409
     General and administrative                   894,257             398,291
     Research and development                     260,550             128,575
                                            -------------        ------------
         Total operating expenses               2,105,115           1,387,275
                                            -------------        ------------
         Income (loss) from operations         (2,048,006)            723,942
                                            -------------        ------------

         Other income, net                        190,270              13,703
                                            -------------        ------------
         Income (loss) before provision
            for income taxes                   (1,857,736)            737,645
     Provision for income taxes                                       280,300
                                            -------------        ------------
     Net income (loss)                        ($1,857,736)           $457,345
                                            =============        ============

     Net income (loss) per share of
     common stock outstanding                      ($0.25)              $0.07
                                            =============        ============
     Weighted average shares                    7,366,000           6,570,000
                                            =============        ============



           See accompanying notes to consolidated financial statements.


                 TOUCHSTONE SOFTWARE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                   Three months        Three months
                                                                       ended              ended
                                                                  March 31, 1996      March 31, 1995
Cash flow from operating activities:
     Net income (loss)                                               ($1,857,736)           $457,345
     Adjustments to reconcile net income to net cash
     flows provided by operating activities:
         Depreciation and amortization                                    67,077              85,670
         Provision for doubtful accounts                                  20,063              30,100
         Provision for obsolete inventories                               38,375              30,100
         Change in deferred lease obligation                               7,425
         Amortization of investment premium                                1,798
         Loss on disposal of assets                                                              947
              Changes in operating assets and liabilities:
              Income tax refund receivable                               657,400
              Accounts receivable                                        (28,136)            241,320
              Inventories                                               (149,923)             69,811
              Prepaid expenses and other current assets                  (21,316)            (48,669)
              Employee advances                                          (20,487)              2,717
              Other assets                                                (1,630)           (127,542)
              Accounts payable                                           512,893             (70,094)
              Accrued liabilities                                        306,741             147,965
                                                                  --------------        ------------
              Net cash provided by (used in)
                 operating  activities                                  (467,456)            819,670
Cash flow from investing activities:
     Sale of investments                                               3,500,000
     Capitalized software development costs                              (43,748)            (69,994)
     Purchase of investments                                          (1,990,105)                -
     Purchases of property                                               (71,492)            (21,743)
                                                                  --------------        -------------

         Net cash provided by (used in)
            investing  activities                                      1,394,655              (91,737)

Cash flow from financing activities:
     Principal payments on notes payable                                                      (85,019)
     Principal payments under capital
        lease obligations                                                                      (1,645)
   Proceeds from exercise of stock warrants and
    options and repayment on notes receivable                             17,077               18,511
                                                                  --------------         ------------
              Net cash provided by (used in)
                 financing activities                                     17,077              (68,153)
                                                                  ---------------        ------------
     Net increase in cash and cash equivalents                           944,276              659,780
     Cash and cash equivalents, beginning of period                   12,918,643            1,298,201
                                                                  --------------          -----------
     Cash and cash equivalents, end of period                        $13,862,919           $1,957,981
                                                                  ==============         ============

     Supplemental cash flow information:
     Interest paid                                                      -                     $51,137
                                                                  ==============         ============
     Income taxes paid                                                  -                      $3,620
                                                                  ==============         ============


                           See accompanying notes to consolidated financial statements

                 TOUCHSTONE SOFTWARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996
                           (Unaudited)

1.   GENERAL


     The consolidated financial statements of the Company include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd., which commenced operations in the United Kingdom in July 1995. These consolidated financial statements have been prepared by the Registrant, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1996 and 1995, the financial position at March 31, 1996, and the cash flows for the three months ended March 31, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the TouchStone Software Corporation financial statements and notes thereto included in the TouchStone Software Corporation Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1995.

     NET INCOME (LOSS) PER SHARE

     Certain shares reserved for outstanding common stock purchase warrants and options have been considered common stock equivalents in computing net income per share for the three months ended March 31, 1995. Such common equivalent shares were not included in the calculation of the net loss per share for the three months ended March 31, 1996 as their effect would have been antildilutive.

2.   ACCOUNTS RECEIVABLE

     At March 31, 1996, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $94,000, $537,200, and $1,329,700, respectively. Certain distributors' accounts resulted in credit balances and therefore were reclassified to accounts payable.

3.   FINANCING ARRANGEMENTS

     At March 31, 1996, the Company had a bank line of credit which provided for borrowings up to $300,000 and bore interest at the prime rate (8.5% at March 31, 1996) plus 1.5%. Borrowings are collateralized by substantially all Company assets and guaranteed by three of the Company's executive officers. The borrowing facility contains certain financial covenants which require, among other things, the Company to be profitable on an annual basis, minimum levels of tangible net worth, and maintenance of certain financial ratios, as defined. This line of credit also prohibits payment of dividends without prior approval of the bank, and limits annual capital expenditures to $75,000. There were no borrowings under this line of credit at March 31, 1996.

     The Company was not in compliance with certain of these covenants at March 31, 1996. The Company received a waiver for the covenant violations.

     This line of credit expired May 5, 1996. The Company is currently renegotiating with the bank for a new bank line of credit with increased available borrowings. The Company anticipates a new bank line of credit will be secured in 1996.

                 TOUCHSTONE SOFTWARE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996
                           (Unaudited)


4.   CONTINGENT LIABILITIES

     On January 26, 1996, a purported class and derivative action entitled DARRIN J. CARAMONTA v. LARRY W. DINGUS, ET AL., AND TOUCHSTONE SOFTWARE CORPORATION, was filed in the United States District Court for the Central District of California, in which Mr. Caramonta, on behalf of himself and all others who purchased the Company's Common Stock between May 2, 1995 and December 21, 1995, alleges that the Company, and Larry W. Dingus, C. Shannon Jenkins, Ronald Maas, Kenneth Welch III, Donald C. Watters, and Sigmund Fidyke III violated Section 10(b) and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, and various state statutes sounding in fraud, by reporting earnings for the first three quarters of 1995 that allegedly were knowingly inflated due to inadequate reserves for product returns, in part, in order to assist the Company and the individual defendants in selling Common Stock at an allegedly inflated price in the Company's August 25, 1995 public offering. The derivative claims essentially assert that the allegations sounding in fraud constituted a breach of the individual defendants' fiduciary duties. The Company and each of the individual defendants have denied all allegations made against them in the lawsuit. On March 11, 1996, the Company and the individual defendants filed a motion to dismiss the lawsuit for failure to state a claim.

     On March 13, 1996, a second purported class and derivative action entitled JACK BODNER AND PAUL L. FARBER v. LARRY W. DINGUS, ET AL., and TouchStone Software Corporation, was filed in the same court. This complaint essentially repeats the allegations in the Caramonta lawsuit but also adds claims for an alleged violation of Section 11 of the Securities Act of 1933, as amended, against the Company and certain of the individual defendants, and against the two managing underwriters of the Company's August 25, 1995 public offering, Cruttenden Roth, Inc. and Punk, Ziegel & Knoell. On March 21, 1996 a third purported class action, MARC JAFFE v. LARRY W. DINGUS, ET AL., AND TOUCHSTONE SOFTWARE CORPORATION, was also filed in the same Court. The Jaffe action is essentially identical to the Caramonta action except that it does not allege any derivative claims. The Company and the individual defendants also deny the allegations in the BODNER and JAFFE actions, and intend to move to dismiss these lawsuits as well.

     Based on its current knowledge, the Company does not believe that the outcome of the referenced matters are likely to have a material adverse effect on the financial condition of the Company.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The actual future results of TouchStone Software Corporation ("Company") could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, uncertainties regarding market acceptance of new products and product enhancements, delays in the introduction of new products, and risks associated with managing the Company's growth, as well as those factors discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

GENERAL

The Company is a leading developer and publisher of utility software for personal computers. The Company recognized increases in revenues and profitability during 1994, attributable primarily to the April 1994 release of SetUp Advisor, a Windows-based utility that helps users install modems, fax cards, sound cards, CD-ROM drives and other devices in their personal computer systems. Following the August 1994 introduction of WINCheckIt for users of Microsoft's Windows operating system, the Company's revenues and profitability grew at an accelerated rate during the last five months of 1994 and the first quarter of 1995. In March 1995, the Company introduced FastMove!, software packaged with a cable to assist users of multiple personal computers in transferring and synchronizing data files while simultaneously scanning for viruses, and a new version of SetUp Advisor that has been enhanced to address the needs of personal computer users who intend to upgrade their personal computers to multimedia systems. In July 1995, the Company released WIN'95 Advisor, a utility software product that permits users to analyze their personal computer's compatibility with Microsoft's operating system, Windows 95, which was released by Microsoft on August 24, 1995. In October 1995, the Company released WINCheckIt 4.0, TouchStone's latest version of its Windows problem solver. WINCheckIt 4.0 provides a suite of diagnostic tools, normally found in separate programs, that have been designed to work in both Windows 95 and Windows 3.1 environments. In November 1995, TouchStone released PC-cillin 95, an anti-virus utility software program that is compatible with Windows 95 and Internet use. In March 1996, the Company released CheckIt Diagnostic Kit, a multi-utility package designed to meet the specific needs of both technicians and technical users.

Revenues are recorded at the time products are shipped less estimated reserves for product returns. However, the Company's operations are subject to substantial risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand which is subsequently unrealized can lead to overstocking by the distributors and substantial product returns. Although the Company maintains allowances for projected returns, there can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company. Prior to the third quarter of 1995, the Company based reserves on historical experience, and returns were within the estimated reserve range. In the third and fourth quarters of 1995, due to slow sell-through of WIN'95 Advisor, the Company granted price protections and recorded additional reserves based on revised estimates of retail sell-through of that product. Certain of the Company's customer agreements also provide for rebates should the price of the Company's products decline subsequent to shipment. The Company accrues for such rebates when such price declines are known or become anticipated. The Company's results of operations for the year ended December 31, 1995 were adversely affected by actual and anticipated product returns of unsold reseller inventories of WIN '95 Advisor, which was released in July 1995, and WINCheckIt 2.0, which required the booking of additional reserves for price protection rebates and product returns, of approximately $1.1 million and $2 million in the third and fourth quarters of 1995, respectively. The sell-through rate of WIN'95 Advisor at the retail level dropped substantially in the fourth quarter of 1995, in spite of price reductions implemented in October and November 1995. Market acceptance of Windows 95 for upgrades has not materialized to the extent expected by the Company, which negatively affected sales of WIN'95 Advisor at the retail level. Management believes that confusion in the marketplace by personal computer users as to whether to upgrade their operating system to Windows 95 also led to a reduction in sales of WINCheckIt 2.0 at the retail level in 1995.

The Company has deferred revenue recognition on all shipments of WINCheckIt 4.0 during the three months ended March 31, 1996 and will record revenues on these shipments and on initial shipments of CheckIt Diagnostic Kit and other new products after obtaining more information on retail sell-through.

These factors, combined with increased general and administrative expenses as reflected in the accompanying unaudited, consolidated financial statements, have adversely affected profitability and resulted in a loss for the three months ended March 31, 1996.

The Company's revenues consist of product sales and royalty income. Royalty income is derived, for the most part, from international sales of the Company's products under agreements with co-publishers, principally those who sell the Company's products in Europe.

Most of the Company's operating expenses relate directly to sales volume. Cost of sales includes the cost of blank diskettes, software duplication, packaging materials and user manuals, in addition to amortization of software development costs, royalties paid to other software development companies under various agreements, and inventory obsolescence reserves. Sales and marketing expense consists primarily of salaries and commissions paid to the Company's sales, customer service and technical support personnel and expenditures for retail product merchandising and promotions. In addition to the base salaries of employees in general administration, general and administrative expense includes legal and accounting expenses and amounts paid to all of the Company's personnel under the Company's annual bonus plans that are based upon the Company's overall levels of quarterly net income. The Company's products can be expected to have short product life cycles, characterized by decreases in retail prices as a given product's life cycle advances. In order for the Company to maintain satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products.

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

As further discussed in "Results of Operations" below, the Company incurred a net loss of $1,858,000 during the three months ended March 31, 1996, as compared to net income of $457,000 during the three months ended March 31, 1995. In order to improve operating results, the Company's plans include, but are not limited to, the introduction of new software products in 1996 and the expansion of marketing channels by the promotion of products directly to corporate and institutional customers. No assurance may be given that the implementation of such plans will result in profitable operating results.

The following information should be read in conjunction with the unaudited, consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand, and all percentages are approximate.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the three-month periods ended March 31:

                                         1996            1995
                                         ----            ----

Revenues:
     Product sales                       86.6%            96.5%
     Royalty income                      13.4              3.5
                                      -------           ------
         Total revenues                 100.0            100.0
Cost of sales                            92.4             26.2
                                      -------           ------
         Gross profit                     7.6             73.8
Sales and marketing                     125.7             30.1
General and administrative              118.3             13.9
Research and development                 34.5              4.5
                                      -------           ------
Total operating expenses                278.5             48.5
                                      -------           ------
Income (loss) from operations          (270.9)            25.3
Other income, net                        25.2              0.5
                                      -------           ------
Income (loss) before taxes             (245.7)            25.8
Provision for income taxes                                 9.8
                                      -------           ------
         Net income (loss)             (245.7)%           16.0%
                                      =======           ======

Revenues

Total revenues for the three months ended March 31, 1996 were $756,000, a decrease of $2,105,000, or 73.6%, compared to
$2,861,000 for the three months ended March 31, 1995, as sales of WINCheckIt 4.0 in the first quarter of 1996 were significantly less than expected. Although sales of PC-cillin in 1996 exceeded management's expectations, sales of PC-cillin did not offset declining sales of WINCheckIt 4.0. Further, as discussed above, the Company deferred recognition of revenue related to sales of CheckIt Diagnostic Kit in March 1996. The Company expects that sales of PC-cillin will contribute a substantial portion of total revenues during 1996.

For the three months ended March 31, 1996, royalty income was $102,000, an increase of $2,000, or 1.4%, compared to $100,000 for the three months ended March 31, 1995. Royalty income increased as a percentage of total revenues, from 3.5% during the three months ended March 31, 1995 to 13.4% for the three months ended March 31, 1996.

Gross Profit

Gross profit for the three months ended March 31, 1996 was $57,000, a decrease of $2,054,000, or 97.3%, compared to
$2,111,000 for the three months ended March 31, 1995. Gross profit as a percentage of total revenues declined from 73.8% in 1995 to 7.6% in 1996. This decrease was primarily attributable to increased royalty expense to other software companies ($260,000 in the three months ended March 31, 1996, compared to $41,000 in the three months ended March 31, 1995), primarily incurred in connection with sales of the Company's PC-cillin product. Additionally, the gross profit percentage declined because the sales volume is low in relation to certain fixed expenses. Such increased costs were offset somewhat by a decline in amortization of software development costs, which decreased from $75,000 in the three months ended March 31, 1995 to $40,000 in the three months ended March 31, 1996.

Sales and Marketing Expense

Sales and marketing expense for the three months ended March 31, 1996 was $950,000, an increase of $90,000, or 10.4%, compared to $860,000 for the three months ended March 31, 1995. This increase was primarily attributable to an increase in the number of customer service and technical support personnel in 1996 as compared to 1995. Such increased costs were offset somewhat by a decline in certain promotional expenditures. Due to these additional expenditures and the decline in product sales, sales and marketing expenses increased as a percentage of total revenues from 30.1% in the first quarter of 1995 to 125.7% in the first quarter of 1996.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 1996 was $894,000, an increase of $496,000, or 125%, compared to $398,000 for the three months ended March 31, 1995. The increase is primarily attributable to increased legal expenses relating to the matters identified in Note 4, and compensation expense related to a stock buy back agreement incurred in connection with the resignation of a Company officer. Additionally, investor relations and audit costs increased. These increased costs were partially offset by a decline in profit-sharing bonuses paid to employees ($158,000 in the three months ended March 31, 1995, as compared to none in the three months ended March 31, 1996). As a percentage of total revenues, general and administrative expenses increased from 13.9% to 118.3% during the three months ended March 31, 1995 to the three months ended March 31, 1996, respectively.

Research and Development Expense

Research and development expense for the three months ended March 31, 1996 was $261,000, an increase of $132,000, or 102.6%, compared to $129,000 during the three months ended March 31, 1995. The increase was attributable primarily to the hiring of additional personnel to develop new products, and to salary increases for existing programmers. Research and development expense also increased as a percentage of total revenues, from 4.5% for the three months ended March 31, 1995 to 34.5% for the three months ended March 31, 1996.

Other Income

During the three months ended March 31, 1995, the Company's interest income exceeded its interest expense by approximately $14,000. Interest income exceeded interest expense in the three months ended March 31, 1996, by approximately $190,000, as interest-bearing investments increased and debt decreased from 1995 levels.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, the Company used its cash resources primarily for investments in debt securities totaling $1,990,000. Additionally, the Company used $467,000 for operating activities. The Company also invested $44,000 in software development and purchased equipment totaling $71,000. These expenditures were funded primarily by cash received from sale of investments of $3,500,000. The Company also received proceeds from sales of common stock aggregating $17,000.

During the three months ended March 31, 1995, the Company used its cash resources primarily to repay debt and capital lease obligations aggregating $87,000. Additionally, the Company invested $70,000 in software development and purchased equipment totaling $22,000. The Company used cash generated from operations of $820,000, and cash received from sales of common stock of $19,000, to fund these expenditures.

Primarily as a result of the net loss incurred in the three months ended March 31, 1996 as discussed above, the Company's working capital has decreased from $15,373,000 at December 31, 1995 to $13,490,000 at March 31, 1996. Cash and cash equivalents increased from $12,919,000 at December 31, 1995 to $13,863,000 at
March 31, 1996.

During the first quarter of 1996, the Company had available a bank line of credit which provided for borrowings up to $300,000 and bore interest at the prime rate (8.5% at March 31, 1996), plus 1.5%. The borrowing facility contained certain financial covenants. At March 31, 1996, the Company was not in compliance with certain of these loan covenants. The Company received a waiver for the covenant violations. There were no borrowings under this line of credit at March 31, 1996.

This bank line of credit matured May 5, 1996. There were no outstanding borrowings under the line of credit at maturity. The Company is currently negotiating with the bank for a new bank line of credit with increased available borrowings. The Company anticipates a new bank line of credit will be secured in 1996.

Management believes that the Company's existing cash resources and anticipated cash flows from operations, and periodic borrowings under the line of credit, will be sufficient to fund the Company's operations at currently anticipated levels through March 31, 1997. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, expand the direct sales force for corporate customers, and for general corporate purposes. The execution of such plans may include strategic acquisitions of or investments in complementary businesses, products or technologies.

                   PART II - OTHER INFORMATION



ITEM 1.  Legal Proceedings.

                  Not applicable

ITEM 2.           Changes in Securities.

                           Not applicable.

ITEM 3.           Defaults Upon Senior Securities.

                           Not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                           None.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  a.   Exhibit 27 - Financial Data Schedule

                  b.   No reports on Form 8-K have been filed at March 31, 1996.

                       S I G N A T U R E S
                       -------------------

         Pursuant to the requirements of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused this report to be
signed  on  its  behalf  by  the   undersigned   thereunto   duly
authorized.






                                              TOUCHSTONE SOFTWARE CORPORATION
                                                        (Registrant)



/s/ Larry C. Jordan                           President and Chief Operating
- -----------------------------------------     Officer
    Larry C. Jordan   Dated: May 15, 1996





/s/ Ronald R. Maas                             Executive Vice President,
- ------------------------------------------
    Ronald R. Maas     Dated: May 15, 1996     Chief Financial Officer,

                                               Principal Accounting Officer
                                               and Director