Form 10QSB
period 1996-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1996-08-14
CIK 751160

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

                           FORM 10-QSB


           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1996
Commission file No. 0-12969


                 TouchStone Software Corporation
      (Exact name of registrant as specified in its charter)


           California                             95-3778226
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)


           2124 Main Street, Huntington Beach, CA 92648
       (Address of principal executive offices)(Zip Code)


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


                  Yes    _X_                  No _____



As of August 2, 1996 there were
7,640,518 shares of Common Stock outstanding

                  PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

The accompanying financial statements and notes thereto do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the registrant's financial position and results of operations. However, the results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.



                 TouchStone Software Corporation
                   Consolidated Balance Sheet
                          June 30, 1996
                           (Unaudited)

A S S E T S
- -----------
Current assets:
  Cash and cash equivalents                                        $ 11,499,392
  Investments                                                         2,956,954
  Income tax refund receivable                                          341,490
  Accounts receivable, net                                              657,599
  Inventories                                                           434,437
  Prepaid expenses and other current assets                             264,113
  Employee advances                                                      58,536
                                                                   ------------
    Total current assets                                             16,212,521

Investments                                                             989,000
Property, net                                                           351,454
Software development costs, net                                         155,666
Other assets                                                             30,177
                                                                   ------------
                                                                   $ 17,738,818
                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
Accounts payable                                                   $  3,035,227
Accrued payroll and related expenses                                    472,105
Accrued  cooperative  advertising  costs                                659,082
Other accrued liabilities                                               913,195
                                                                   ------------
Total current liabilities                                             5,079,609

Deferred compensation                                                   114,000
Deferred lease obligation                                                36,348

Shareholders' equity:

  Preferred stock,  $.001 par value,  3,000,000 shares
    authorized, none  issued  or  outstanding
  Common  stock,  $.001  par  value, 20,000,000  shares
    authorized;   7,630,219  shares  issued
    and outstanding                                                       7,630
  Additional   paid-in   capital                                     18,538,474
  Accumulated  deficit                                               (6,013,154)
  Notes  receivable from sale of common stock                           (24,089)
                                                                   ------------
    Net shareholders' equity                                         12,508,861
                                                                   ------------
                                                                   $ 17,738,818
                                                                   ============







See accompanying notes to consolidated financial statements.




                 TouchStone Software Corporation
              Consolidated Statements of Operations
                           (Unaudited)



                                                     Three months                         Six months
                                                    ended June 30,                      ended June 30,
                                                  1996            1995               1996            1995
                                                  ----            ----               ----            ----

Revenues:
  Product sales                            $ 1,620,582     $ 3,261,232        $ 2,275,126     $ 6,022,127
  Royalty income                                61,678          59,180            163,205         159,280
                                           -----------     -----------        -----------     -----------
    Total revenues                           1,682,260       3,320,412          2,438,331       6,181,407
Cost of Sales                                  690,591       1,154,830          1,389,552       1,904,608
                                           -----------     -----------        -----------     -----------
    Gross Profit                               991,669       2,165,582          1,048,779       4,276,799
Operating expenses:
  Sales and marketing                        1,247,983         980,326          2,198,291       1,840,735
  General and administrative                   327,121         407,183            784,438         805,474
  Research and development                     344,382         144,696            604,932         273,271
  Litigation settlement
    and related costs                        1,375,000            --            1,811,941            --
                                           -----------     -----------        -----------     -----------
      Total operating expenses               3,294,486       1,532,205          5,399,602       2,919,480
                                           -----------     -----------        -----------     -----------
      Income (loss) from operations         (2,302,817)        633,377         (4,350,823)      1,357,319
Other income, net                              214,392          17,996            404,662          31,699
                                           -----------     -----------        -----------     -----------
      Income (loss) before provision
        for income taxes                    (2,088,425)        651,373         (3,946,161)      1,389,018
Provision for income taxes                        --           248,000               --           528,300
                                           -----------     -----------        -----------     -----------
Net income (loss)                          ($2,088,425)    $   403,373        ($3,946,161)    $   860,718
                                           ===========     ===========        ===========     ===========

Net income (loss) per share of
  common stock outstanding                 ($     0.28)    $      0.06        ($     0.53)    $      0.13
                                           -----------     -----------        -----------     -----------
Weighted average shares                      7,484,000       6,765,000          7,425,000       6,696,000
                                           ===========     ===========        ===========     ===========





See accompanying notes to consolidated financial statements.




                 TouchStone Software Corporation
                     Consolidated Statements
                          of Cash Flows
                           (Unaudited)

                                                                Six months                Six months
                                                                   ended                     ended
                                                               June 30, 1996             June 30, 1995
                                                               -------------             -------------

Cash flow from operating activities:
  Net income (loss)                                             ($ 3,946,161)             $    860,718
  Adjustments to reconcile net income
   to net cash flows provided by
   operating activities:
    Depreciation and amortization                                    144,179                   162,519
    Provision for doubtful accounts                                   36,804                    63,900
    Provision for obsolete inventories                                71,858                   167,067
    Change in deferred lease obligation                               14,073
    Amortization of investment premium                                 3,597
    Loss (gain) on disposal of assets                                 (1,382)                      947
    Issuance of common stock in litigation settlement                625,000
  Changes in operating assets and liabilities:
    Income tax refund receivable                                     657,400
    Accounts receivable                                             (469,350)                  (33,740)
    Inventories                                                     (208,017)                 (114,275)
    Prepaid expenses and other current assets                       (147,096)                     (562)
    Employee advances                                                (39,111)                  (28,568)
    Other assets                                                       2,499                   (19,320)
    Accounts payable                                               1,000,936                  (177,775)
    Accrued liabilities                                              369,225                   263,205
                                                                ------------              ------------
      Net cash provided by (used in)
              operating activities                                (1,885,546)                1,144,116
  Cash flow from investing activities:
    Sale of investments                                            6,487,560
    Capitalized software development costs                           (88,818)                 (198,848)
    Purchase of investments                                       (5,818,015)
    Purchases of property                                           (169,983)                  (65,023)
    Sale of property                                                   7,800                      --
                                                                ------------              ------------
      Net cash provided by (used in)
         investing activities                                        418,544                  (263,871)

Cash flow from financing activities:
  Principal payments on notes payable                                   --                    (389,622)
  Principal payments under capital
    lease obligations                                                   --                      (3,118)
  Deferred offering costs                                               --                     (77,451)
  Other prepaid financing costs                                         --                      (1,000)
  Proceeds from exercise of stock warrants and
    options and repayment on notes receivable                         47,751                    51,805
                                                                ------------              ------------
  Net cash provided by (used in)
    financing activities                                              47,751                  (419,386)
                                                                ------------              ------------
  Net increase (decrease) in cash and cash equivalents            (1,419,251)                  460,859
  Cash and cash equivalents, beginning of period                  12,918,643                1,298,201
                                                                ------------              ------------
  Cash and cash equivalents, end of period                      $ 11,499,392              $  1,759,060
                                                                ============              ============

      Supplemental cash flow information:
        Interest paid                                                   --                $      6,179
                                                                ============              ============
        Income taxes paid                                               --                $    712,701
                                                                ============              ============


See accompanying notes to consolidated financial statements.


                 TOUCHSTONE SOFTWARE CORPORATION
            Notes to Consolidated Financial Statements
                          June 30, 1996
                           (Unaudited)

1.   General

     The consolidated financial statements of the Company include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd., which commenced operations in the United Kingdom in July 1995. These consolidated financial statements have been prepared by the Registrant, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1996 and 1995, the financial position at June 30, 1996, and the cash flows for the six months ended June 30, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the TouchStone Software Corporation financial statements and notes thereto included in the TouchStone Software Corporation Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1995.

     Net income (loss) per share

     Certain shares reserved for outstanding common stock purchase warrants and options have been considered common stock equivalents in computing net income per share for the three and six months ended June 30, 1995. Such common equivalent shares were not included in the calculation of the net loss per share for the three and six months ended June 30, 1996 as their effect would have been antidilutive.

2.   Accounts Receivable

     At June 30, 1996, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $89,200, $291,300, and $745,300, respectively. Certain distributors' accounts resulted in credit balances and therefore were reclassified to accounts payable.

3.   Financing Arrangements

     The Company's bank line of credit expired May 5, 1996. The Company is currently renegotiating with the bank for a new bank line of credit which would be secured by a certificate of deposit. The Company anticipates a new bank line of credit will be secured in 1996.

4.   Litigation Settlement

     In June 1996 the Company reached an agreement to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of common stock in June 1996. See Part II, Item 1 Legal Proceedings.

ITEM  2.  Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations

General

The  Company  develops  and  publishes  utility   software.   The
Company's products include:

                                                                 Initial Release
Product Title              Description                           Date
- -------------              -----------                           ---------------

Check[mark]It
Diagnostic Kit                                                   March, 1996

               For use with DOS, Windows 3.1 and Windows 95, this multi-utility package is designed to meet the specific needs of both technicians and technical users. It includes the new Check[mark]It 4 program, a portable, self-booting DOS utility that provides extensive hardware testing and configuration analysis features; the new WINCheck[mark]It Pro, an advanced version of WINCheck[mark]It Qualitas RAMexam, a comprehensive PC memory test; plus a four-volume McGraw-Hill Technical Reference Library on CD-ROM, computer screwdrivers, and a set of three loopback plugs.




PC-cillin 95                                                     November, 1995

               Designed for use with Windows 95 and the Internet, PC-cillin provides complete protection from new virus sources and increasingly sophisticated types of viruses. It automatically adjusts protection levels based on the level of the threat, provides one-button virus pattern updates, and intelligently scans for viruses when needed. In addition, a powerful Clean Wizard automatically removes viruses step-by-step, without harming system files.



WINCheck
[mark]IT4.0                                                        October, 1995

               This Windows-based utility provides a suite of diagnostic tools, normally found in separate programs, that have been designed to work in both Windows 95 and Windows 3.1 environments. WINCheck[mark]It now includes a new uninstall utility, a modem test, a comprehensive CD-ROM diagnostic utility, and a four-volume McGraw-Hill technical reference library on CD-ROM.




WIN'95 Advisor                                                        July, 1995

               This Windows-based utility tests a personal computer system for Windows 95 suitability and generates a customized preparation checklist identifying steps that must be taken, including hardware upgrades, before Windows 95 is installed. WIN'95 Advisor also creates an installation options batch file which automates the installation of Windows 95 and includes other utilities used to prepare the system ahead of time.



AutoHelp/
Check[mark]It
Diagnostics                                                           May, 1995

               This utility is a diagnostic software package available only to hardware manufacturers on an OEM basis and is "bundled" as part of a personal computer system. This product helps customers perform remote diagnostics and upload the results to a manufacturer's technical support staff. Hewlett-Packard was the first personal computer manufacturer to license this product for use on the HP Multimedia 6100 line of home computers.




FastMove!                                                            March, 1995

               This Windows and DOS-based file transfer utility is packaged with a cable to enable a user to quickly synchronize two personal computers with up-to-date files while scanning for viruses at the same time.

The Company's revenues consist of product sales and royalty income. Royalty income is derived, for the most part, from international sales of the Company's products under agreements with co-publishers, principally those who sell the Company's products in Europe.

Product revenues are recorded at the time products are shipped less estimated reserves for product returns. Currently the Company uses historical experience and retail sell-through information to establish these reserves. Shipments of the Company's products into the domestic market are reserved until there is reasonable information that the product has been sold at the retail level. The Company's operations are subject to substantial risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand which is subsequently unrealized can lead to overstocking by the distributors and substantial product returns. The Company maintains allowances for projected returns; however there can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. The Company accrues for such rebates when such price declines are known or become anticipated.

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

In June 1996 the Company reached an agreement to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of common stock in June 1996. The Company recorded an expense of $1,375,000 in the second quarter of 1996 related to such settlement.

The Company's performance during the last half of 1995 and the first six months of 1996 was adversely affected by an unanticipated slowdown in the sale of some of its Windows 95 related products. The Company's results of operations for the year ended December 31, 1995 were adversely affected by actual and anticipated product returns of unsold reseller inventories of WIN '95 Advisor, which was released in July 1995, and WINCheckIt 2.0, which required the booking of additional reserves for price protection rebates and product returns, of approximately $1.1 million and $2 million in the third and fourth quarters of 1995, respectively. The sell-through rate of WIN'95 Advisor at the retail level dropped substantially in the fourth quarter of 1995, in spite of price reductions implemented in October and November 1995. Management believes that market acceptance of Windows 95 for upgrades has not materialized to the extent expected by the Company, which negatively affected sales of WIN'95 Advisor at the retail level. As a result of that slowdown and its experience with returned products, the Company not only had to make large adjustments to revenue in the fourth quarter of 1995, but had to increase the calculation for the required reserves on all shipment of products in the first and second quarters of 1996. The slowdown in sales and the Company's reserve policy combined with increased selling and research and development expenses as reflected in the accompanying unaudited, consolidated financial statements, have adversely affected profitability and resulted in net losses of $2,088,000 and $3,946,000 during the three and six months ended June 30, 1996, respectively, as compared to net income of $403,000 and $861,000 during the three and six months ended June 30, 1995, respectively. In order to improve operating results, the Company's plans include, but are not limited to, the introduction of new software products in 1996 and the expansion of marketing channels by the promotion of products directly to corporate and institutional customers. No assurance may be given that the implementation of such plans will result in profitable operating results.

The following information should be read in conjunction with the unaudited, consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand and all percentages are approximate.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the three and six-month periods ended June 30:



                                        Three months                    Six months
                                        ended June 30,                 ended June 30,
                                   1996           1995            1996           1995

Revenues:
  Product sales                     96.3%          98.2%           93.3%          97.4%
  Royalty income                     3.7            1.8             6.7            2.6
    Total revenues                 100.0          100.0           100.0          100.0
Cost of sales                       41.1           34.8            57.0           30.8
    Gross profit                    58.9           65.2            43.0           69.2
Sales and marketing                 74.2           29.4            90.1           29.8
General and administrative          19.4           12.3            32.2           13.0
Research and development            20.5            4.4            24.8            4.4
Litigation settlement               81.6            --             74.3            --
Total operating expenses           195.7           46.1           221.4           47.2
Income (loss) from operations     (136.8)          19.1          (178.4)          22.0
Other income                        12.7            0.5            16.6            0.5
Income (loss) before taxes        (124.1)          19.6          (161.8)          22.5
Provision for income taxes           --             7.5             --             8.6
    Net income (loss)             (124.1)%         12.1%         (161.8)%         13.9%



Comparison of Three Months Ended June 30, 1996 and 1995

Revenues

Total revenues for the three months ended June 30, 1996 were $1,682,000, a decrease of $1,638,000, or 49.3%, compared to
$3,320,000 for the three months ended June 30, 1995, primarily due to the lower sales of the WINCheckIt product line and the deferral of revenue until retail sell-through is measured as discussed above. Although sales of PC-cillin and CheckIt
Diagnostic Kit met management's expectations, sales of these products did not offset the declining sales of the WINCheckIt products.

For the three months ended June 30, 1996, royalty income was $62,000, an increase of $3,000, or 4.2%, compared to $59,000 for the three months ended June 30, 1995. Royalty income increased as a percentage of total revenues, from 1.8% during the three months ended June 30, 1995 to 3.7% for the three months ended June 30, 1996.

Gross Profit

Gross profit for the three months ended June 30, 1996 was $992,000, a decrease of $1,174,000, or 54.2%, compared to
$2,166,000 for the three months ended June 30, 1995. Gross profit as a percentage of total revenues declined from 65.2% in the second quarter of 1995 to 58.9% in the second quarter of 1996. This decrease was primarily attributable to increased royalty costs paid to other software companies in relation to product sales, primarily incurred in connection with sales of the Company's PC-cillin product. Additionally, the gross profit percentage declined due to the lower sales volume in relation to certain fixed costs that were established for higher sales volumes. Such increased costs were offset somewhat by a decline in amortization of software development costs, which decreased from $63,000 in the three months ended June 30, 1995 to $43,000 in the three months ended June 30, 1996, and by lower freight costs ( $102,000 in the three months ended June 30, 1995 as compared to $38,000 in the three months ended June 30, 1996).

Sales and Marketing Expense

Sales and marketing expense for the three months ended June 30, 1996 was $1,248,000, an increase of $268,000, or 27.3%, compared to $980,000 for the three months ended June 30, 1995. This increase was primarily attributable to an increase in the number of customer service, technical support and marketing personnel in 1996 as compared to 1995. Additionally, direct mail and media advertising costs increased in 1996 as compared to 1995. Further, the Company's consulting costs increased in 1996 from 1995 levels to support the Company's attempts to increase sales internationally. Such increased costs were offset somewhat by a decline in retail promotional expenditures. Due to these additional expenditures and the decline in product sales, sales and marketing expenses increased as a percentage of total revenues from 29.4% in the second quarter of 1995 to 74.2% in the second quarter of 1996. The Company continues to make investment in sales and marketing to support future revenue growth, but such revenue growth may lag the expense level.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 1996 was $327,000, a decrease of $80,000, or 19.7%, compared to $407,000 for the three months ended June 30, 1995. This decrease is primarily attributable to a decline in profit-sharing bonuses paid to employees ($143,000 in the three months ended June 30, 1995, as compared to none in the three months ended June 30, 1996). As a percentage of total revenues, general and administrative expenses increased from 12.3% to 19.4% during the three months ended June 30, 1995 to the three months ended June 30, 1996, respectively.

Research and Development Expense

Research and development expense for the three months ended June 30, 1996 was $344,000, an increase of $199,000, or 138.0%, compared to $145,000 during the three months ended June 30, 1995. The increase was attributable primarily to the hiring of additional programmers and increased use of outside programmers to develop new products, and to salary increases for existing programmers. Research and development expense also increased as a percentage of total revenues, from 4.4% for the three months ended June 30, 1995 to 20.5% for the three months ended June 30, 1996.

Litigation Settlement

In June 1996 the Company reached an agreement to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of common stock in June 1996.

Other Income

During the three months ended June 30, 1995, the Company's interest income exceeded its interest expense by approximately $18,000. Interest income exceeded interest expense in the three months ended June 30, 1996, by approximately $214,000, as interest-bearing investments increased.

Comparison of Six Months Ended June 30, 1996 and 1995

Revenues

Total revenues for the six months ended June 30, 1996 were $2,438,000, a decrease of $3,743,000, or 60.6%, compared to
$6,181,000 for the six months ended June 30, 1995, as sales of WINCheckIt 4.0 in 1996 were significantly less than expected. Although sales of PC-cillin and CheckIt Diagnostic Kit met management's expectations, sales of these products did not offset declining sales of the WINCheckIt product line.

For the six months ended June 30, 1996, royalty income was $163,000, an increase of $4,000, or 2.5%, compared to $159,000 for the six months ended June 30, 1995. Royalty income increased as a percentage of total revenues, from 2.6% during the six months ended June 30, 1995 to 6.7% for the six months ended June 30, 1996.

Gross Profit

Gross profit for the six months ended June 30, 1996 was $1,049,000, a decrease of $3,228,000, or 75.5%, compared to
$4,277,000 for the six months ended June 30, 1995. Gross profit as a percentage of total revenues declined from 69.2% in 1995 to 43.0% in 1996. This decrease was primarily attributable to increased royalty costs paid to other software companies ($523,000 in the six months ended June 30, 1996, compared to $274,000 in the six months ended June 30, 1995), primarily incurred in connection with sales of the Company's PC-cillin product. Additionally, the gross profit percentage declined because the sales volume is low in relation to certain fixed costs. Such increased costs were offset somewhat by a decline in amortization of software development costs, which decreased from $138,000 in the six months ended June 30, 1995 to $83,000 in the six months ended June 30, 1996, and by lower freight costs ($181,000 in the six months ended June 30, 1995 as compared to $74,000 in the three months ended June 30, 1996).

Sales and Marketing Expense

Sales and marketing expense for the six months ended June 30, 1996 was $2,198,000, an increase of $357,000, or 19.4%, compared to $1,841,000 for the six months ended June 30, 1995. This increase was primarily attributable to an increase in the number of customer service, technical support and marketing personnel in 1996 as compared to 1995. Additionally, direct mail and media advertising costs increased in 1996 as compared to 1995. Further, the Company's consulting costs increased in 1996 from 1995 levels as the Company attempts to increase sales internationally. Such increased costs were offset somewhat by a decline in retail promotional expenditures. Due to these additional expenditures and the decline in product sales, sales and marketing expenses increased as a percentage of total revenues from 29.8% in the six months ended June 30, 1995 to 90.2% in the six months ended June 30, 1996.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 1996 was $784,000 a decrease of $21,000, or 2.6%, compared to
$805,000 for the six months ended June 30, 1995. This decrease is primarily attributable to a decline in profit-sharing bonuses paid to employees ($301,000 in the six months ended June 30, 1995, as compared to none in the six months ended June 30, 1996). Such decreased costs were partially offset by compensation expense related to a stock buy-back agreement incurred in connection with the resignation of a Company officer. Additionally, investor relations and audit costs increased. As a percentage of total revenues, general and administrative expenses increased from 13.0% to 32.2% during the six months ended June 30, 1995 to the six months ended June 30, 1996, respectively.

Research and Development Expense

Research and development expense for the six months ended June 30, 1996 was $605,000, an increase of $332,000, or 121.4%, compared to $273,000 during the six months ended June 30, 1995. The increase was attributable primarily to the hiring of additional programmers and increased use of outside programmers to develop new products, and to salary increases for existing programmers. Research and development expense also increased as a percentage of total revenues, from 4.4% for the six months ended June 30, 1995 to 24.8% for the six months ended June 30, 1996.

Litigation Settlement

In June 1996 the Company reached an agreement to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of common stock in June 1996.

Other Income

During the six months ended June 30, 1995, the Company's interest income exceeded its interest expense by approximately $32,000. Interest income exceeded interest expense in the six months ended June 30, 1996, by approximately $405,000, as interest-bearing investments increased.

Liquidity and Capital Resources

During the six months ended June 30, 1996, the Company used its cash resources primarily for investments in debt securities totaling $5,818,000. Additionally, the Company used $1,886,000 for operating activities. The Company also invested $89,000 in capitalized software development and purchased equipment totaling $170,000. These expenditures were funded primarily by cash received from sale of investments of $6,488,000. The Company also received proceeds from sales of common stock aggregating $48,000.

Primarily as a result of the net loss incurred in the six months ended June 30, 1996 as discussed above, the Company's working capital has decreased from $15,373,000 at December 31, 1995 to $11,133,000 at June 30, 1996. Cash and cash equivalents decreased from $12,919,000 at December 31, 1995 to $11,499,000 at June 30,
1996.

The Company's bank line of credit expired May 5, 1996. The Company is currently renegotiating with the bank for a new bank line of credit which would be secured by a certificate of deposit. The Company anticipates a new bank line of credit will be secured in 1996.

Management believes that the Company's existing cash resources and anticipated cash flows from operations, and periodic borrowings under the line of credit, will be sufficient to fund the Company's operations at currently anticipated levels through June 30, 1997. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, expand the direct sales force for corporate customers, and for general corporate customers. The execution of such plans may include strategic acquisitions of or investments in complementary businesses, products or technologies.

                   PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

On January 26, 1996, a purported class and derivative action entitled DARRIN J. CARAMONTA v. LARRY W. DINGUS, ET AL. Was filed in United States District Court for the Central District of California, in which Mr. Caramonta, on behalf of himself and all others who purchased the Company's Common Stock between May 2, 1995 and December 21, 1995, alleges that the Company and certain of its officers violated Section 10(b) and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, and various state statutes sounding in fraud, by reporting earnings for the first three quarters of 1995 that allegedly were knowingly inflated due to inadequate reserves for product returns,  in  part,  in  order  to  assist  the  Company  and the individual defendants in selling Common Stock at an inflated price in the Company's August 25, 1995 public offering. The derivative claims essentially assert that the allegations sounding in fraud constituted a breach of the individual defendants' fiduciary duties.

On March 13, 1996, and on March 21, 1996, substantially similar purported class and derivative actions entitled JACK BODNER v.
LARRY W.  DINGUS,  ET AL. and MARC JAFFE v. LARRY W.  DINGUS,  ET
AL., respectively, were also filed in the same court.

On March 11, 1996, defendants moved to dismiss the Caramonta action pursuant to Fed. R. Civ. P. 12(b) (6) and Rule 9(b). A ruling on the motion to dismiss was pending at the time the parties reached an agreement-in-principle to settle the litigation.

Under  the  principal   terms  of  the  agreement,   the  Company
established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of common stock. The Company also adopted a written policy on insider trading.

Settlement documents have been prepared and will be submitted to the Court for preliminary approval; if the Court grants such approval, the notice of settlement will be mailed to class members who will have the opportunity to accept or to opt out of the settlement. Following a reasonable period thereafter, a final settlement hearing will be scheduled for final approval of the settlement by the Court.

ITEM 2. Changes in Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Certain Considerations

This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The actual future results of TouchStone Software Corporation ("Company") could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, as well as those factors discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

These risks include, but are not limited to, the risk that the products under development prove more difficult to develop than currently anticipated, resulting in delays in reaching the market or even in the planned product having to be abandoned. Moreover, with or without delays in bringing new products to market, it is possible that the Company's competitors will bring to market successful competing products which reduce the size of, or eliminate altogether, the market for the Company's planned products. Furthermore, several of the products under consideration involve complicated communication systems, which is an area where the Company has little experience, and thus it may find that the technological problems are more difficult than presently anticipated. In addition, the software industry is characterized by rapid change and technological advancement, including a trend by hardware manufacturers to feature pre-loaded software packages in computers. This could reduce demand for the Company's products, if such pre-loaded software performs many of the same functions as the Company's currently marketed or currently under-development software.

With respect to statements regarding the sales force and the hope to broaden the Company's customer base, the Company intends on entering markets that are new for it and in so doing will compete against other companies with greater resources. There is a risk that the Company will not be able to penetrate these new markets successfully, but will nonetheless incur sales and administrative expenses in attempting to do so. With regard to the hoped for expansion of the Company's presence at retail chains, the Company competes against many other software vendors both directly, in the form of directly competing products, and indirectly, with even noncompeting products for limited shelf space at retailers and distributors. To a large extent, the Company's success in this regard will be a function of the Company's ability to develop successfully the planned products identified in this report, along with market acceptance of the Company's products currently being sold at retail. Other risks are detailed in the Company's Securities and Exchange Commission filings, including form 10-KSB for the year ended December 31, 1995.

ITEM 6. Exhibits and Reports on Form 8-K

a. Exhibit 27 - Financial Data Schedule.
b. No reports on form 8-K have been filed at June 30, 1996.

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


                                                 TOUCHSTONE SOFTWARE CORPORATION
                                                           (Registrant)



/s/ Larry S. Jordan                              President, Chief Executive
- -------------------                              Officer and Director
    Larry S. Jordan     Dated: August 13, 1996





/s/ Ronald R. Maas                               Executive Vice President,
- ------------------                               Chief Financial Officer,
    Ronald R. Maas      Dated: August 13, 1996   Principal Accounting Officer
                           and Director