Form 10QSB
period 1996-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1996-11-14
CIK 751160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to  _________________

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

           Yes    X                        No _____


                        As of November 7, 1996 there were
                  7,769,735 shares of Common Stock outstanding

                 PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements
------------------------------

     The accompanying financial statements and notes thereto do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements.

     In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the registrant's financial position and results of operations. However, the results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. TouchStone Software Corporation Consolidated Balance Sheet September 30, 1996 (Unaudited)

A S S E T S
Current assets:
 Cash and cash equivalents ........................   $  4,475,466
 Investments ......................................      5,800,012
 Income tax refund receivable .....................        307,900
 Accounts receivable, net .........................        484,536
 Inventories ......................................        329,237
 Prepaid expenses and other current assets ........        307,508
 Employee advances ................................         23,148
                                                            ------
     Total current assets .........................     11,727,807

Investments .......................................      4,212,551
Property, net .....................................        395,608
Software development costs, net ...................        155,726
Other assets ......................................         30,176
                                                            ------
                                                      $ 16,521,868
                                                      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable .................................   $  2,213,916
 Accrued payroll and related expenses .............        472,208
 Accrued cooperative advertising costs ............        575,664
 Other accrued liabilities ........................        960,911
                                                           -------
     Total current liabilities ....................      4,222,699

Deferred compensation .............................         72,000
Deferred lease obligation .........................         42,996

Shareholders' equity:
 Preferred stock, $.001 par value, 3,000,000 shares
  authorized, none issued or outstanding
 Common stock, $.001 par value, 20,000,000
  shares authorized;  7,695,485 shares issued
  and outstanding .................................          7,695
 Additional paid-in capital .......................     18,568,687
 Accumulated  deficit .............................     (6,368,120)
 Notes receivable from sale of common stock .......        (24,089)
                                                           -------
     Net shareholders' equity .....................     12,184,173
                                                        ----------
                                                      $ 16,521,868
                                                      ============



   See accompanying notes to consolidated financial statements

                 TouchStone Software Corporation
              Consolidated Statements of Operations
                           (Unaudited)

                                                  Three months                  Nine  months
                                               ended September 30,           ended September 30,
                                                  1996           1995            1996           1995
                                              --------      ---------      ----------      ---------
Revenues:
 Product sales .........................   $ 2,366,084    $ 3,449,259   $ 4,641,210    $ 9,471,386
 Royalty income ........................        94,792         67,424       257,997        226,704
                                           -----------    -----------   -----------    -----------
     Total revenues ....................     2,460,876      3,516,683     4,899,207      9,698,090
Cost of Sales ..........................     1,026,179        916,975     2,415,731      2,821,583
                                           -----------    -----------   -----------    -----------
     Gross Profit ......................     1,434,697      2,599,708     2,483,476      6,876,507

Operating expenses:
 Sales and marketing ...................     1,250,996      1,306,320     3,449,287      3,147,055
 General and administrative ............       340,014        457,199     1,124,453      1,262,673
 Research and development ..............       407,240        170,726     1,012,172        443,997
 Litigation settlement and related costs          --             --       1,811,941           --
Total operating expenses ...............     1,998,250      1,934,245     7,397,853      4,853,725
                                           -----------    -----------   -----------    -----------
 Income (loss) from operations .........      (563,553)       665,463    (4,914,377)     2,022,782

Other income, net ......................       208,588         97,504       613,250        129,203
                                           -----------    -----------   -----------    -----------
Income (loss) before provision
 for income taxes ......................      (354,965)       762,967    (4,301,127)     2,151,985
Provision for income taxes .............          --          284,000          --          812,300
                                                                        -----------    -----------
Net  income (loss) .....................   ($  354,965)   $   478,967   ($4,301,127)   $ 1,339,685
                                           ===========    ===========   ===========    ===========

Net income (loss) per share of
 common stock outstanding ..............   ($     0.05)   $      0.07   ($     0.57)   $      0.19
                                           ===========    ===========   ===========    ===========
Weighted average shares ................     7,669,000      7,267,000     7,507,000      6,909,000
                                           ===========    ===========   ===========    ===========





   See accompanying notes to consolidated financial statements

                         TouchStone Software Corporation
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Nine months       Nine months
                                                            ended             ended
                                                      September 30, 1996 September 30, 1995
Cash flow from operating activities:
 Net income (loss) .................................   ($ 4,301,127)   $  1,339,685
 Adjustments to reconcile net income to net cash
 flows provided by operating activities:
  Depreciation and amortization ....................        236,756         267,138
  Provision for doubtful accounts ..................         61,304          98,600
  Provision for obsolete inventories ...............        103,858         124,800
  Change in deferred lease obligation ..............         20,721          14,850
  Amortization of investment premium ...............          5,096            --
  Loss (gain) on disposal of assets ................         (1,382)            947
  Issuance of common stock in litigation settlement         625,000            --
 Changes in operating assets and liabilities:
  Income tax refund receivable .....................        690,990            --
  Accounts receivable ..............................       (320,787)        491,784
  Inventories ......................................       (134,817)       (186,801)
  Prepaid expenses and other current assets ........       (190,491)        (19,130)
  Employee advances ................................         (3,723)        (10,795)
  Other assets .....................................          2,501         (18,326)
  Accounts payable .................................        179,625          62,310
  Accrued liabilities ..............................        291,626         206,854
                                                            -------         -------
    Net cash provided by (used in)
      operating activities .........................     (2,734,850)      2,371,916
Cash flow from investing activities:
 Sale of investments ...............................      7,530,560            --
 Capitalized software development costs ............       (141,076)       (284,316)
 Purchase of investments ...........................    (12,929,123)     (2,006,530)
 Purchases of property .............................       (254,517)       (136,208)
 Sale of property ..................................          7,800            --
                                                              -----

    Net cash used in
     investing activities ..........................     (5,786,356)     (2,427,054)

Cash flow from financing activities:
 Principal payments on notes payable ...............           --          (456,071)
   Principal payments under capital
 lease obligations .................................           --            (4,124)
 Issuance of common stock, net .....................           --        15,372,693
 Other prepaid financing costs .....................           --            (1,000)
 Proceeds from exercise of stock warrants and
 options and repayment on notes receivable .........         78,029         244,960
                                                             ------         -------
    Net cash provided by
     financing activities ..........................         78,029      15,156,458
                                                             ------      ----------
Net increase (decrease) in cash and cash equivalents     (8,443,177)     15,101,320
Cash and cash equivalents, beginning of period .....     12,918,643       1,298,201
                                                         ----------       ---------
Cash and cash equivalents, end of period ...........   $  4,475,466    $ 16,399,521
                                                       ============    ============

Supplemental cash flow information:
  Interest paid ....................................           --      $      7,717
                                                                       ============
  Income taxes paid ................................           --      $  1,020,701
                                                                       ============


   See accompanying notes to consolidated financial statements

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)

1.   General
------------


     The consolidated financial statements of the Company include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd., which commenced operations in the United Kingdom in July 1995. These consolidated financial statements have been prepared by the Registrant, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1996 and 1995, the financial position at September 30, 1996, and the cash flows for the nine months ended September 30, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the TouchStone Software Corporation financial statements and notes thereto included in the TouchStone Software Corporation Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1995.

  Net income (loss) per share

     Certain shares reserved for outstanding common stock purchase warrants and options have been considered common stock equiva lents in computing net income per share for the three and nine months ended September 30, 1995. Such common equivalent shares were not included in the calculation of the net loss per share for the three and nine months ended September 30, 1996 as their effect would have been antidilutive.

2.   Accounts Receivable
------------------------

     At September 30, 1996, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $140,000, $484,500, and $435,800, respectively. Certain distributors' accounts resulted in credit balances and therefore were reclassified to accounts payable.

3.   Financing Arrangements
---------------------------

     In September 1996, the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and which expires September 1997. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The prime rate was 8.25% at September 30, 1996. There were no borrowings under this line of credit at September 30, 1996. This borrowing facility requires the Company to maintain minimum shareholders' equity of $10,000,000 and minimum aggregate cash, cash equivalents and investments of $12,000,000. This line of credit also prohibits acquisitions of other entities without the prior approval of the bank.

4.   Litigation Settlement
--------------------------

     In June 1996 the Company reached an agreement to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly- issued shares of the Company's common stock. See Part II, Item 1 Legal Proceedings.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)

5.   New Accounting Pronouncement
---------------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which becomes effective for the Company beginning December 31, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income or loss and earnings per share in its financial statements for the year ended December 31, 1996.

6.   Shareholder Rights Plan
----------------------------

     In September 1996 the Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan provides for the distribution to TouchStone Software Corporation's stockholders of one preferred stock purchase "Right" for each outstanding share of TouchStone common stock. The Rights have an exercise price of $15 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company's common stock, and will not be exercisable until the occurrence of certain takeover-related events.

     The Rights Plan provides that if a person or group acquires 15 percent or more of the Company's common stock without the approval of the Board, the holders of the Rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company's common stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is thereafter merged into another entity, or if 50 percent or more of the Company's consolidated assets or earning power are sold, then the Right will entitle its holder, other than the acquiring person or group, to buy common shares of the acquiring entity having a market value equal to two time the exercise price of the Right.

     The Rights were distributed to holders of the Company's common stock of record on October 4, 1996, as a dividend, and will expire, unless earlier redeemed, on September 26, 2006.


ITEM 2.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations
      ---------------------------------------------

     This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed under the caption "Business Risks" contained herein.

General

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

     The Company's performance during the last half of 1995 and the first nine months of 1996 was adversely affected by an unanticipated slowdown in the sale of some of its Windows 95 related products. As a result of that slowdown and its experience with returned products, the Company not only had to make large adjustments to revenue in the fourth quarter of 1995, but had to increase the calculation for the required reserves on all shipment of products in the three and nine months ended September 30, 1996. The slowdown in sales and the Company's reserve policy combined with increased selling and research and development expenses as reflected in the accompanying unaudited, consolidated financial statements, have adversely affected profitability and resulted in net losses of $355,000 and $4,301,000 during the three and nine months ended
September 30, 1996, respectively, as compared to net income of $479,000 and $1,340,000 during the three and nine months ended September 30, 1995, respectively. In order to improve operating results, the Company's plans include, but are not limited to, the introduction of new software products in the fourth quarter of 1996 and the expansion of marketing channels by the promotion of products directly to corporate and institutional customers. No assurance may be given that the implementation of such plans will result in profitable operating results.

     The following information should be read in conjunction with the unaudited, consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand and all percentages are approximate.

Products

     The following table sets forth selected  products  currently offered by the
Company:

                                                            Initial Release
Product Title         Description                                Date
-------------  ----------------------------------       ----------------------

e.support   e.support  is  an  electronic  support          October, 1996
            system which allows millions of  users
            to   communicate  with  thousands   of
            vendors from one simple user interface
            on the user's system. e.support allows
            the  user  to  send a Problem  Report,
            Information   Request,   Registration,
            "How  To"  Request or  Feedback  to  a
            vendor electronically via a modem, LAN
            or   Internet   connection,   and   to
            optionally  include system  diagnostic
            information,  up  to  5  user-attached
            files  and/or up to 5 vendor-specified
            files.

Check-It    For  use  with  DOS, Windows  3.1  and          March, 1996
Diagnostic  Windows 95, this multi-utility package
Kit         is designed to meet the specific needs
            of   both  technicians  and  technical
            users.  It includes the new Check3It 4
            program, a portable, self-booting  DOS
            utility    that   provides   extensive
            hardware   testing  and  configuration
            analysis features; the new WINCheck3It
            Pro,    an    advanced   version    of
            WINCheck3It;   Qualitas   RAMexam,   a
            comprehensive PC memory test;  plus  a
            four-volume   McGraw-Hill    Technical
            Reference Library on CD-ROM,  computer
            screwdrivers,  and  a  set  of   three
            loopback plugs.

PC-cillin   Designed for use with Windows  95  and          November, 1995
95          the   Internet,   PC-cillin   provides
            complete  protection  from  new  virus
            sources       and         increasingly
            sophisticated  types  of  viruses.  It
            automatically    adjusts    protection
            levels  based  on  the  level  of  the
            threat,   provides  one-button   virus
            pattern   updates,  and  intelligently
            scans  for  viruses when  needed.   In
            addition,  a  powerful  Clean   Wizard
            automatically removes viruses step-by-
            step, without harming system files.

WINCheck-It This Windows-based utility provides  a          October,1995
4.0         suite  of  diagnostic tools,  normally
            found in separate programs, that  have
            been  designed to work in both Windows
            95   and   Windows  3.1  environments.
            WINCheck3It   now   includes   a   new
            uninstall  utility, a  modem  test,  a
            comprehensive    CD-ROM     diagnostic
            utility, and a four-volume McGraw-Hill
            technical reference library on CD-ROM.

FastMove!   A  file  synchronization and  transfer          March, 1995
2.0         program  with ZIPSync that  keeps  the
            files and directories on desktop  PCs,
            laptops,   networks  and  Zip   drive,
            synchronized and up-to-date  with  the
            click  of  a button.  ZIPSync  is  the
            first   utility   of   its   kind   to
            synchronize and catalog files on a Zip
            drive.   FastMove! Is  also  available
            with  the Ultra Flex Parallel Transfer
            Cable.

AutoHelp/   This  utility is a diagnostic software          May, 1995
Check-It    package  available  only  to  hardware
Diagnostics manufacturers on an OEM basis  and  is
            "bundled"   as  part  of  a   personal
            computer  system. This  product  helps
            customers  perform remote  diagnostics
            and   upload   the   results   to    a
            manufacturer's    technical    support
            staff.  Hewlett-Packard was the  first
            personal   computer  manufacturer   to
            license this product for use on the HP
            Multimedia   6100   line    of    home
            computers.



RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the three and nine- month periods ended September 30:

                                             Three months          Nine months
                                          ended September 30,   ended September 30,
                                             1996      1995       1996      1995
Revenues:
  Product sales .......................      96.1%     98.1%     94.7%     97.7%
  Royalty income ......................       3.9       1.9       5.3       2.3
     Total revenues ...................     100.0     100.0     100.0     100.0
Cost of sales .........................      41.7      26.1      49.3      29.1
     Gross profit .....................      58.3      73.9      50.7      70.9
Sales and marketing ...................      50.8      37.1      70.4      32.4
General and administrative ............      13.8      13.0      22.9      13.0
Research and development ..............      16.5       4.9      20.7       4.6
Litigation settlement and related costs        --        --      37.0        --
     Total operating expenses .........      81.1      55.0     151.0      50.0
Income (loss) from operations .........     (22.8)     18.9    (100.3)     20.9
Other income ..........................       8.5       2.8      12.5       1.3
Income (loss) before taxes(14.3) ......      21.7     (87.8)     22.2
Provision for income taxes ............        --       8.1        --       8.4
     Net income (loss) ................     (14.3)%    13.6%    (87.8)%    13.8%

Comparison of Three Months Ended September 30, 1996 and 1995

Revenues

     Total product sales for the three months ended September 30, 1996 were $2,366,000, a decrease of $1,083,000, or 31.4%, compared to $3,449,000 for the three months ended September 30, 1995, primarily due to the lower sales of the WINCheckIt product line. Additionally, revenues for the third quarter of 1995 included sales of WIN 95 Advisor. Sales of the current leading products, PC-cillin and CheckIt Diagnostic Kit, did not offset the declining sales of the WINCheckIt products.

     For the three months ended September 30, 1996, royalty income was $95,000, an increase of $28,000, or 40.6%, compared to $67,000 for the three months ended September 30, 1995. This increase was primarily due to royalties earned from sales of PC-cillin during the third quarter of 1996. Royalty income increased as a percentage of total revenues, from 1.9% during the three months ended September 30, 1995 to 3.9% for the three months ended September 30, 1996.

Gross Profit

     Gross profit for the three months ended September 30, 1996 was $1,435,000, a decrease of $1,165,000, or 44.8%, compared to $2,600,000 for the three months ended September 30, 1995. Gross profit as a percentage of total revenues declined from 73.9% in the third quarter of 1995 to 58.3% in the third quarter of 1996. This decrease was primarily attributable to increased royalty costs paid to other software companies in relation to product sales, primarily incurred in connection with sales of the Compa ny's PC-cillin product ($361,000 in the three months ended September 30, 1996, compared to $8,000 in the three months ended September 30, 1995). Additionally, the gross profit percentage declined due to the lower sales volume in relation to certain fixed costs that were established for higher sales volumes. Such increased costs were offset somewhat by a decline in amortization of software development costs, which decreased from $90,000 in the three months ended September 30, 1995 to $52,000 in the three months ended September 30, 1996, and by lower freight costs ($91,000 in the three months ended September 30, 1995 as compared to $24,000 in the three months ended September 30, 1996).

Sales and Marketing Expense

     Sales and marketing expense for the three months ended September 30, 1996 was $1,251,000, a decrease of $55,000, or 4.2%, compared to $1,306,000 for the three months ended September 30, 1995. Increases in salaries and related costs due to additional customer service, technical support and marketing personnel in 1996 as compared to 1995 were more than offset by a decline in retail promotional expenditures. Due to the decline in product sales, sales and marketing expenses increased as a percentage of total revenues from 37.1% in the third quarter of 1995 to 50.8% in the third quarter of 1996. The Company continues to make investment in sales and marketing to support future revenue growth, but such revenue growth may lag the expense level.

General and Administrative Expense

     General and administrative expense for the three months ended September 30, 1996 was $340,000, a decrease of $117,000, or 25.6%, compared to $457,000 for the three months ended September 30, 1995. This decrease is primarily attributable to a decline in profit-sharing bonuses paid to employees ($165,000 in the three months ended September 30, 1995, as compared to none in the three months ended September 30, 1996). The decline in profit-sharing bonuses was somewhat offset by an increase in salaries, legal and accounting expense. As a percentage of total revenues, general and administrative expenses increased from 13.0% to 13.8% during the three months ended September 30, 1995 to the three months ended September 30, 1996, respectively.

Research and Development Expense

     Research and development expense for the three months ended September 30, 1996 was $407,000, an increase of $236,000, or 138.5%, compared to $171,000 during the three months ended September 30, 1995. The increase was attributable primarily to the hiring of additional programmers and increased use of outside programmers to develop new products, and to salary increases for existing programmers. Research and development expense also increased as a percentage of total revenues, from 4.9% for the three months ended September 30, 1995 to 16.5% for the three months ended September 30, 1996.

Other Income

     During the three months ended September 30, 1995, the Company's interest income exceeded its interest expense by approximately $98,000. Interest income exceeded interest expense in the three months ended September 30, 1996, by approximately $209,000, as interest-bearing investments increased.

Comparison of Nine Months Ended September 30, 1996 and 1995

Revenues

     Total product sales for the nine months ended September 30, 1996 were $4,641,000, a decrease of $4,830,000, or 51.0%, compared to $9,471,000 for the nine months ended September 30, 1995, as sales of WINCheckIt 4.0 in 1996 were significantly less than expected. Although sales of PC-cillin and CheckIt Diagnostic Kit met management's expectations, sales of these products did not offset declining sales of the WINCheckIt product line. Additionally, product sales for the nine months ended September 30, 1995 included sales of WIN 95 Advisor.


     For the nine months ended September 30, 1996, royalty income was $258,000, an increase of $31,000, or 13.8%, compared to $227,000 for the nine months ended September 30, 1995. The increase in royalty income was primarily due to royalties earned from sales of PC-cillin in the third quarter of 1996. Royalty income increased as a percentage of total revenues, from 2.3% during the nine months ended September 30, 1995 to 5.3% for the nine months ended September 30, 1996.

Gross Profit

     Gross profit for the nine months ended September 30, 1996 was $2,483,000, a decrease of $4,394,000, or 63.9%, compared to $6,877,000 for the nine months ended September 30, 1995. Gross profit as a percentage of total revenues declined from 70.9% in 1995 to 50.7% in 1996. This decrease was primarily attributable to increased royalty costs paid to other software companies ($884,000 in the nine months ended September 30, 1996, compared to $282,000 in the nine months ended September 30, 1995), primarily incurred in connection with sales of the Company's PC- cillin product. Additionally, the gross profit percentage was lower because the sales volume is low in relation to certain fixed costs. Such increased costs were offset somewhat by a decline in amortization of software development costs, which decreased from $228,000 in the nine months ended September 30, 1995 to $135,000 in the nine months ended
September 30, 1996, and by lower freight costs ($237,000 in the nine months ended September 30, 1995 as compared to $98,000 in the nine months ended September 30, 1996).

Sales and Marketing Expense

     Sales and marketing expense for the nine months ended September 30, 1996 was $3,449,000, an increase of $139,000, or 9.6%, compared to $3,147,000 for the nine months ended September 30, 1995. This increase was primarily attributable to an increase in the number of customer service, technical support and marketing personnel in 1996 as compared to 1995. Additionally, direct mail and media advertising costs increased in 1996 as compared to 1995. Further, the Company's consulting costs increased in 1996 from 1995 levels to support the Company's attempts to increase sales internationally. Such increased costs were offset somewhat by a decline in retail promotional expenditures. Due to these additional expenditures and the decline in product sales, sales and marketing expenses increased as a percentage of total revenues from 32.4% in the nine months ended September 30, 1995 to 70.4% in the nine months ended September 30, 1996.

General and Administrative Expense

     General and administrative expense for the nine months ended September 30, 1996 was $1,124,000, a decrease of $139,000, or 11.0%, compared to $1,263,000 for the nine months ended September 30, 1995. This decrease is primarily attributable to a decline in profit-sharing bonuses paid to employees ($466,000 in the nine months ended September 30, 1995, as compared to none in the nine months ended September 30, 1996). Such decreased costs were partially offset by compensation expense related to a stock buy- back agreement incurred in connection with the resignation of a Company officer. Additionally, investor relations, audit, rent, and depreciation costs increased in 1996. As a percentage of total revenues, general and administrative expenses increased from 13.0% to 22.9% during the nine months ended September 30, 1995 to the nine months ended September 30, 1996, respectively.

Research and Development Expense

     Research and development expense for the nine months ended September 30, 1996 was $1,012,000, an increase of $568,000, or 128.0%, compared to $444,000 during the nine months ended September 30, 1995. The increase was attributable primarily to the hiring of additional programmers and increased use of outside programmers to develop new products, and to salary increases for existing programmers. Research and development expense also increased as a percentage of total revenues, from 4.6% for the nine months ended September 30, 1995 to 20.7% for the nine months ended September 30, 1996.

Litigation Settlement and Related Costs

     In June 1996 the Company reached an agreement to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of common stock in June 1996.


Other Income

     During the nine months ended September 30, 1995, the Company's interest income exceeded its interest expense by approximately $129,000. Interest income exceeded interest expense in the nine months ended September 30, 1996, by approximately $613,000, as interest-bearing investments increased.

Liquidity and Capital Resources

     During the nine months ended September 30, 1996, the Company used its cash resources primarily for investments in debt securities totaling $12,929,000. Additionally, the Company used $2,735,000 for operating activities. The Company also invested $141,000 in capitalized software development and purchased equipment totaling $255,000. These expenditures were funded primarily by cash received from sale of investments of $7,531,000. The Company also received proceeds from sales of common stock aggregating $78,000.

     The Company's working capital has decreased from $15,373,000 at December 31, 1995 to $7,505,000 at September 30, 1996. Cash and cash equivalents decreased from $12,919,000 at December 31, 1995 to $4,475,000 at September 30, 1996. The declines in working capital and cash and cash equivalents were caused primarily by increased holdings of long-term investments and the net loss incurred by the Company in the nine months ended September 30, 1996, as discussed above.

     In September 1996 the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and which expires September 1997. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The bank prime rate at September 30, 1996 was 8.25%. There were no borrowings under the bank line of credit at September 30, 1996. This borrowing facility requires the Company to maintain minimum shareholders' equity of $10,000,000 and minimum aggregate cash, cash equivalents and investments of $12,000,000. This line of credit also prohibits acquisitions of other entities without the prior approval of the bank.

     Management believes that the Company's existing cash resources and anticipated cash flows from operations, and periodic borrow ings under the line of credit, will be sufficient to fund the Company's operations at currently anticipated levels through September 30, 1997. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, expand the direct sales force for corporate customers, and for general corporate customers. The execution of such plans may include strategic acquisitions of or investments in complementary businesses, products or technologies.

Business Risks

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

     With respect to statements regarding the sales force and the hope to broaden the Company's customer base, the Company intends on entering markets that are new for it and in so doing will compete against other companies with greater resources. There is a risk that the Company will not be able to penetrate these new markets successfully, but will nonetheless incur sales and administrative expenses in attempting to do so. With regard to the hoped for expansion of the Company's presence at retail chains, the Company competes against many other software vendors both directly, in the form of directly competing products, and indirectly, with even non-competing products for limited shelf space at retailers and distributors. To a large extent, the Company's success in this regard will be a function of the Company's ability to develop successfully the planned products identified in this report, along with market acceptance of the Company's products currently being sold at retail. Other risks are detailed in the Company's Securities and Exchange Commission filings, including form 10-KSB for the year ended December 31, 1995.

                   PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings
---------------------------

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

     Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issues shares of common stock. The Company also adopted a written policy on insider trading.

     The Court has granted preliminary approval to the terms of the settlement and has authorized the mailing of notice of the terms of the settlement to the class. The Company is informed by counsel for the class that the notice has been mailed. A final approval hereby has been scheduled for December.

     On October 9, 1996 an entity known as Intervention, Incorporated ("Intervention") filed an action against the Company in the Superior Court of the State of California, Santa Clara County (C 96-04476). Intervention claims that it is a non-profit corporation bringing an action for the interests of the general public. In essence, Intervention claims that the Company is engaged in unfair competition and is violating California's Fair Packaging and Labeling Act by filling the Software packages to "substantially less than their capacities." Intervention seeks injunctive relief, unspecified attorneys' fees and damages of $1,000,000. The Company understands that eight other software companies have been named as defendants in identical lawsuits in three different counties. A response to the action will not be filed until approximately November 25, 1996. The Company believes this suit is without merit and intends to defend itself vigorously.

ITEM 2.   Changes in Securities

Not applicable.

ITEM 3.   Defaults Upon Senior Securities

Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.


ITEM 5.   Other Information

None

ITEM 6.   Exhibits and Reports on Form 8-K

a.   Exhibits

  None

b.   Reports on Form 8-K

     On September 20, 1996 the Company filed a current report on Form 8-K announcing a dividend of Preferred Share Purchase Rights in connection with the adoption of a shareholder rights plan.





                       S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                         TouchStone Software Corporation
                                  (Registrant)



/s/Larry S. Jordan                                President, Chief Executive
   Larry S. Jordan   Dated: November 13, 1996     Officer and Director





/s/Ronald R. Maas                                 Executive Vice President,
   Ronald R. MaasDated: November 13, 1996         Chief Financial Officer,
                                                  Principal Accounting
                                                  Officer and Director