Form 10KSB
period 1996-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 1997-04-01
CIK 751160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from _______________ to _____________

                         Commission File Number 0-12969

                         TouchStone Software Corporation
                         -------------------------------
             (Exact name of Registrant as Specified in its Charter)

           Delaware                                           95-3778226
           --------                                           ----------
      (State or other jurisdiction of                       (IRS Employer
      Incorporation or Organization)                      Identification No.)


              2124 Main Street, Huntington Beach, California 92648
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

(Registrant's Telephone Number including Area Code):  (714) 969-7746

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of the voting stock held by non- affiliates of the registrant as of March 1, 1997 was $18,396,188 based upon the closing bid
                                         -----------
price for the Company's common stock at March 1, 1997.

     The issuer's revenues for the year ended December 31, 1996 were $7,667,035.

     The number of shares outstanding of the registrant's classes of common stock as of March 1, 1997 was 7,808,235 shares.
                              ---------

DOCUMENTS INCORPORATED BY REFERENCE:    None

                             PART I

     This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. TouchStone Software Corporation's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in Item 1, "Business" and elsewhere in this Report.

Item 1.   Business
-------   --------

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

     In November 1995, TouchStone released PC-cillin 95. Designed for use with Windows 95 and the Internet, PC-cillin 95 provides protection from new virus sources and increasingly sophisticated types of viruses. PC-cillin 95 was awarded Home PC magazine's 1996 Editor's Choice Award, recognizing it as one of the top 100 software products of 1996, and also received PC Computing magazine's 1996 Best Award. An upgraded version of this product, PC-cillin II, was released in October 1996. PC-cillin II incorporates superior detection technology to protect users from virus threats, including the Internet, macro viruses, E-mail, networks, and unknown viruses. The product also features intelligent, Internet-based enhancements designed to optimize the program's ease of use.

     In March 1996, TouchStone released CheckIt Diagnostic Kit, the Company's latest addition to its CheckIt product line. The package features a long list of high-powered troubleshooting utilities for Windows 95, Windows 3.1 and DOS environments, providing users with a comprehensive collection of PC diagnostics.

     The Company's FastMove! product, initially introduced in March 1995, enables users of multiple personal computers to transfer and synchronize data files between personal computers, while simultaneously scanning for viruses. In August 1996, TouchStone released FastMove! 2.0, which incorporated ZIPSync utility, the first ever synchronization and backup program for removable drives.

     During 1996, the Company devoted significant resources to develop a new product line, e.Support. Released for testing in the fourth quarter of 1996, this product is designed to provide PC users with a convenient method of requesting customer support from thousands of vendors via modem or the Internet. Developed by TouchStone with input and direction from the Software Support Professionals Association, e.Support has broad applications for many companies. TouchStone's primary target markets for this product are computer hardware manufacturers, software publishers, and on-line service providers.

     The Company markets its products domestically primarily through software distributors, including Ingram Micro, Inc. ("Ingram Micro"), Tech Data Corporation ("Tech Data"), Navarre Corporation, and Merisel Americas, Inc. ("Merisel"), for resale through the retail channel. The Company's primary sales and marketing efforts in 1996 were directed at increasing demand for products at the retail sales level and increasing the number of mall stores, club stores, and warehouse stores that carry the Company's products. Such efforts have included using outside representatives to present the Company's products to retail store employees, and using point-of-sale and other in-store displays in such retail stores as CompUSA, Sam's Club, Micro Center, Egghead Software, Computer City, Fry's Electronics, Office Depot, Best Buy and PriceCostco. The Company estimates that the number of retail stores which carry the Company's products increased from approximately 1,700 in 1993 to approximately 7,500 in 1996. Additionally, the Company's enterprise sales group is focused primarily on selling product site licenses directly to large institutions.

     Organized in 1982 as a California corporation, the Company reincorporated in Delaware in January 1997. The Company's principal executive offices are located at 2124 Main Street, Huntington Beach, California, 92648, and its telephone number is (714) 969-7746.

Industry Overview

     During the last decade, the personal computer industry has grown rapidly. International Data Corporation (IDC) estimates that worldwide PC utility software sales were approximately $580 million in 1996 compared with $469 million in 1995. The Company believes that the market will continue to expand in the future as technological advances and increased functionality, combined with lower pricing, have made personal computers common for use in both homes and businesses. Future changes of the operating systems that run personal computers may contain some of the functionality of certain utility software. However, the Company believes that the complexities created by multimedia systems utilizing technologically advanced features such as CD-ROM drives and enhanced video, storage, animation, and sound capability, will continue to drive the demand for new, sophisticated, separately installed, utility software.

Products

     The  following  table sets forth the  products  currently  marketed  by the
Company:

                                                                 Initial Release
Product Title           Description                                    Date
-------------           -----------                                    ----

e.Support   e.Support  is  an  electronic   support                December 1996
            system    which   allows    users    to                 (Testing)
            communicate with multiple vendors  from
            one simple user interface on the user's
            system.  e.Support allows the  user  to
            send   a  Problem  Report,  Information
            Request,    Registration,   "How    To"
            Request   or  Feedback  to   a   vendor
            electronically  via  a  modem,  LAN  or
            Internet  connection, and contains  the
            option  to  include  system  diagnostic
            information, and user-attached files.

PC-cillin   PC-cillin    II   provides    automatic                 October 1996
II           protection  from computer viruses.  PC-
            cillin   II  monitors  virus   sources,
            adjusts  protection automatically,  and
            removes viruses.  PC-cillin II utilizes
            the  latest  in ActiveX technology  and
            includes  the new patent-pending  Macro
            Shield   that detects known and unknown
            macro viruses.

CheckIt       For  use  with  DOS,  Windows  3.1  and                 March 1996
Diagnostic   Windows  95, this multi-utility package
Kit          is  designed to meet the specific needs
             of   both   technicians  and  technical
            users.   It includes the new CheckIt  4
            program,  a portable, self-booting  DOS
            utility    that   provides    extensive
            hardware   testing  and   configuration
            analysis  features; the new  WINCheckIt
            Pro, an advanced version of WINCheckIt;
            Qualitas  RAMexam, a  comprehensive  PC
            memory test; plus a four-volume McGraw-
            Hill Technical Reference Library on CD-
            ROM,  computer screwdrivers, and a  set
            of three loopback plugs.

WINCheckIt    This  Windows-based utility provides  a               October 1995
4.0          suite  of  diagnostic  tools,  normally
            found  in separate programs, that  have
            been  designed to work in both  Windows
            95   and   Windows  3.1   environments.
            WINCheckIt   includes   an    uninstall
            utility,  a modem test, a comprehensive
            CD-ROM diagnostic utility, and a  four-
            volume  McGraw-Hill technical reference
            library on CD-ROM.

FastMove!     A  file  synchronization  and  transfer                 March 1995
             program  with  ZIPSync that  keeps  the
            files  and directories on desktop  PCs,
            laptops,   networks  and   Zip   drive,
            synchronized  and up-to-date  with  the
            click  of  a  button.  ZIPSync  is  the
            first   utility   of   its   kind    to
            synchronize and catalog files on a  Zip
            drive. FastMove! includes an Ultra Flex
            Parallel Transfer Cable.

Product Development

     The Company believes that significant investment in research and development is required in order to remain competitive, accelerate the rate of product introductions, incorporate new technologies, and sustain the quality of its products. In addition to engineering and quality assurance, the Company's research and development activities include the identification and validation of a product's potential commercial success, as well as the incorporation of new technologies in new products. The Company incurs significant expense in preparing market research information and reviewing product specifications. In addition, the Company works closely with hardware and software manufacturers to anticipate user problems with new hardware and software. These efforts and the resulting "core" technology are critical in enabling the Company to be competitive, improve quality and consistency, and quickly bring products to market.

     The product planning and development process begins with research and analysis by both the marketing and research and development groups. The project team typically consists of six to ten people. The Company's products require varying degrees of development time which frequently depend on the general complexity of the product. The typical length of research and development time ranges from six to 18 months. Prior to release, each product undergoes careful quality assurance testing that involves usability testing with external evaluators and a technical review of each component of the final product and testing on various hardware platforms. The Company endeavors, with the assistance of personal computer hardware, software, and peripheral suppliers, to identify potential conflicts and other factors that could lead to problems with personal computers due to incompatibility with evolving technology. The Company then adapts its "core" technology to develop products, or enhances existing ones, designed to assist the user in resolving problems or adapting to new technological environments. The Company's strategy for developing products compatible with Windows 95 and Windows NT, and future versions of the foregoing, is substantially dependent on its ability to gain pre-release access to, and develop expertise in, such versions.

     The Company has worked with other companies to develop software that can be marketed and sold by the Company. These arrangements have permitted the Company to expand its product offerings without incurring all of the risks and costs of new product development. Typically, the agreements between the Company and these third parties provide that the Company pay the developer royalties as products are sold. The Company also seeks to identify products developed by others that can be published by the Company, for marketing and sale under the Company's name and trademarks and through the Company's established channels of distribution. FastMove! and the PC-cillin products were originally developed by Trend Micro Incorporated ("Trend"), and were subsequently modified by the Company. Trend has been an important provider of essential technologies, and the Company believes Trend will continue to play a key role in the development of enhancements and upgrades to certain products.

     During 1996 and 1995, royalty expenses were approximately $1,314,000 and $575,000, respectively. Research and development expenses during 1996 and 1995 were approximately $1,470,000 and $729,000, respectively. In addition, the Company capitalized costs of approximately $182,000 and $360,000 in 1996 and 1995, respectively, for the development of new software products and the enhancement of existing products. When these amounts are combined, the resulting totals represent 38.7% and 17.8% of total revenues, respectively.

     The Company's strategy of developing products based on the Windows 95 and Windows NT operating systems, and releasing these products immediately prior to or at the time of Microsoft's release of new and upgraded Windows 95 and Windows NT products, is substantially dependent on the Company's ability to gain pre-release access to, and to develop expertise in, current and future versions of Windows 95 and Windows NT. The ability of the Company to provide products compatible with future Windows 95 or Windows NT releases on a timely basis will continue to depend on the cooperation of Microsoft.

Distribution, Sales, and Marketing

     The Company markets its products domestically through software distributors for resale to the retail sales channel. In 1996, Ingram Micro and Tech Data accounted for approximately 14% and 29% of product sales, respectively. These same distributors accounted for approximately 58% and 17% of 1995 product sales, respectively. The loss of or reduction in orders from either of these distributors could have a material adverse effect on the Company's revenues and profitability. The Company depends upon the continued viability and financial stability of these resellers and, indirectly, on the personal computer industry. The Company's reseller customers generally offer products of several different companies, including products which compete with those of the Company. Accordingly, there is a risk that these resellers may give higher priority to products of other suppliers and reduce their efforts to sell the Company's products. In addition, any special distribution arrangements and product pricing arrangements that the Company may implement in one or more distribution channels for strategic purposes could adversely affect gross profit margins for its products. The Company's operations are subject to substantial risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company at tempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand which is subsequently unrealized can lead to overstocking by the distribu tors and substantial product returns.

     The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. In addition, there is an increasing number of companies competing for access to these channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from the retailers. To the extent that the number of software products available in the marketplace increases, competition for shelf space will also increase. Since utility software typically constitutes a relatively small percentage of a retailer's sales volume, there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with high quality and adequate levels of shelf space and promotional support.

     The Company's primary marketing and sales efforts in 1996 were directed at increasing demand for products at the retail sales level, and increasing the number of mall stores, club stores, and warehouse stores which carry the Company's products. A key component of this strategy, which was begun in 1994, includes using outside representatives to present the Company's products to store employees in such retail stores as CompUSA, Micro Center, Egghead, Computer City, Fry's Electronics, Office Depot, and Best Buy. In addition, the Company engaged in a variety of merchandising promotions, such as end-caps, shelf- talkers, in-store posters, contests, and rebate coupons in order to increase sales. The Company has also improved its product packaging to better attract attention of retail consumers to help the Company's products sell off the shelf. Management estimates the number of retail stores which carry the Company's products increased from approximately 1,700 in 1993 to approximately 7,500 in 1996. Licensed end-users of the Company's products include individual personal computer owners, government agencies, utilities, educational institutions, software development compa nies, computer product manufacturers, and others.

     In November 1995, TouchStone established an enterprise sales group. This group's focus is to promote TouchStone's products directly to Fortune 1000 companies and to provide product sales support through corporate resellers such as CompUSA, Egghead, Stream, and Software Spectrum. The Company also uses media advertising, direct mail, attendance at industry trade shows, press releases, and direct contacts through its marketing and sales force as other means of generating new sales. The Company participates in retail promotions to obtain sales and marketing advantages at the retail level by providing allowances to certain distributors which are passed through to the retailer. The Company also participates in marketing programs directly with certain distributors and retailers, whereby the Company receives marketing opportunities through advertisements, brochures, and catalogs initially paid for by the distributors or retailers.

     Management anticipates that the Company's e.Support product will address problems faced by the service-management market, and that the Company's entry into this market will supplement the utilities software market that TouchStone has traditionally served. The Company's enterprise sales group will concentrate heavily on marketing e.Support to technical support departments and internal help desks at large corporations. The Company will also target these same customers for multiple-user packages of its other products.

     Internationally, the Company markets its products through distributors and co-publisher arrangements. Co-publisher arrangements usually provide the Company with royalties based on sales of products by the co-publisher in a specific geographical or foreign language market. The Company has an independent sales representative in Australia and a software publisher/distributor in the United Kingdom. Subsequent to December 31, 1996, TouchStone appointed an individual located in Austria to serve as Managing Director of TouchStone in Europe, in order to expand and improve existing channels of product distribution. The Company is also evaluating further expansion into Asia and Latin America.

     The Company's sales force at March 1, 1997 consisted of ten people based in the Company's office, all of whom receive salaries, commissions, and/or incentive bonus compensation. In addition, the Company maintains an in-house marketing department that handles most of the design and development of product packaging, advertisements, and promotional items.

Duplication and Packaging

     The Company's packaging material, manuals, and duplication services are provided by third-party suppliers. Management believes that relations with these suppliers are good, and that alternative sources exist, and if necessary, can be obtained with minimal disruption of the Company's operations. The Company has attempted to mitigate the risk of any such disruption by maintaining certain levels of "safety stock" inventories and the limited use of "second source" vendors.

Competition

     The utility software industry is intensely competitive. Consumer demand for particular software products may be adversely affected by the increasing number of competitive products. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company's products, including Microsoft, IBM, Symantec, McAfee, CyberMedia, Quarterdeck, and others. In addition, there exists a number of large, well-capitalized software development firms that could, should they choose to do so, provide utility software in direct competition with the Company. Each of these firms and certain of the Company's existing competitors have substantially greater financial, technical, and marketing resources than the Company. Moreover, there are no proprietary barriers to entry that could keep competitors from developing and selling competing products in the Company's markets. Increased competition may result in loss of shelf space and reduction in consumer demand or sell-through of the Company's products, any of which could have a material adverse effect on the Company's operating results.

     The Company may face increasing pricing pressures from current and future competitors and, accordingly, competitive pressures may require the Company to reduce its prices. In addition, to the extent that Microsoft or other companies incorporate applications comparable or superior, or perceived as comparable or superior, to those offered by the Company into Windows 95, Windows NT, or other products (or separately offer such products), sales of the Company's products could be materially adversely affected, and the Company's Windows 95 or Windows NT-based products could be rendered noncompetitive or obsolete.

     The Company will also face competition in the developing market of providing services and products to technical support organizations with its e.Support family of products. This is a new industry and the Company is in the process of developing products and services with less resources than other companies who are already leaders in the related industry of help-desk software.

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

     Under existing law, software products have been difficult to patent, and copyright laws offer limited protection. The Company routinely applies for federal trademark registrations for its products. Although the Company may file copyright applications with respect to programs developed for the Company's software products, there can be no assurance that any such copyrights will provide meaningful protection to the Company or that the Company will be able to afford the expense of any litigation which might be necessary to enforce its rights. However, the Company believes that trademark and copyright protection are less significant to the Company's success than factors such as the knowledge, ability, and experience of the Company's personnel, research and development, brand name recognition, and product loyalty. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     The Company is aware that unauthorized copying by end-users affects many companies within the software industry and, if a significantly greater amount of unauthorized copying were to occur, the Company's operating results could be adversely affected. However, policing unauthorized use of the Company's products is difficult. While the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem.

     The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. As the number of software products in the indus try increases and the functionality of these products further overlaps, software developers may become increasingly subject to infringement claims. There can be no assurances that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

Employees

     On March 1, 1997, the Company had 68 employees, all full- time. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 2.   Properties
--------------------

     The Company currently leases approximately 15,700 square feet of office space in Huntington Beach, California. The annual rent payments under this lease are currently $214,000.

Item 3.   Legal Proceedings
---------------------------

     On January 26, 1996, a purported class and derivative action entitled DARRIN J. CARAMONTA v. LARRY W. DINGUS, ET AL. was filed in United States District Court for the Central District of California, in which Mr. Caramonta, on behalf of himself and all others who purchased the Company's Common Stock between May 2, 1995 and December 21, 1995, alleges that the Company and certain of its officers violated Section 10(b) and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, and various state statutes sounding in fraud, by reporting earnings for the first three quarters of 1995 that allegedly were knowingly inflated due to inadequate reserves for product returns. The complaint alleges that this was done, in part, in order to assist the Company and the individual defendants in selling Common Stock at an inflated price in the Company's August 25, 1995 public offering. The derivative claims essentially assert that the allegations sounding in fraud constituted a breach of the individual defendants' fiduciary duties.

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

     Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of the Company's common stock. The Company also adopted a written policy on insider trading.

     The Court granted preliminary approval to the terms of the settlement and has authorized the mailing of notice of the terms of the settlement to the class. The Company is informed by counsel for the class that the notice has been mailed. A final hearing was held in December 1996, and the Court has taken the matter under submission.

     On October 9, 1996 an entity known as Intervention, Incorporated ("Intervention") filed an action against the Company in the Superior Court of the State of California, Santa Clara County (C 96-04476). Intervention claims that it is a non-profit corporation bringing an action for the interests of the general public. In essence, Intervention claims that the Company is engaged in unfair competition and is violating California's Fair Packaging and Labeling Act by filling the Software packages to "substantially less than their capacities." Intervention seeks injunctive relief, unspecified attorneys' fees and damages of $1,000,000. The Company understands that eight other software companies have been named as defendants in identical lawsuits in three different counties, and that a petition to coordinate these actions has been filed. The Company believes this suit is without merit and intends to defend itself vigorously. Based on its current knowledge the Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     During the quarter ended December 31, 1996, the Company solicited votes by proxy for the following matters:

     1.   To elect six directors of the Company
     2. To approve a change in the Company's state of incorporation from California to Delaware
     3. To approve and adopt a new 1997 Stock Incentive Plan with the maximum aggregate number of shares registered for issuance totaling 1,200,000 shares of the Company's common stock

     Following are the results of votes cast as reported at the Company's annual meeting on December 16, 1996, and the continuation of such meeting on January 17, 1997:

Proposal #1 Election of Directors     For     Withheld
---------------------------------     ---     --------

        Larry W. Dingus            6,122,847    88,803
        C. Shannon Dingus          6,104,603   107,047
        Ronald R. Maas             6,129,700    81,950
        Kenneth C. Welch, III      6,131,066    80,584
        Richard W. Brail           6,127,718    83,932
        Larry S. Jordan            6,125,768    85,882

Proposal  #2 To approve a change in the  Company's  state of  incorporation
---------------------------------------------------------------------------
     from California to Delaware:
     ----------------------------

                     For         Against    Abstain    Not voted
                     ---         -------    -------    ---------
                  4,390,808      294,911    68,904     1,743,903

Proposal #3    To adopt the 1997 Stock Incentive Plan:
------------------------------------------------------

                     For         Against    Abstain    Not voted
                     ---         -------    -------    ---------
                  2,888,547      296,714    43,949     2,955,520

                             PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Stockholder
---------------------------------------------------------------------------
     Matters
     -------

     The Company's securities have been traded on the NASDAQ National Market since May 19, 1995. Prior to May 19, 1995, the Company's securities traded in the over-the-counter market. The CompanyOs securities are reported under the symbol "TSSW".

     In 1996 and 1995, the high and low bid prices quoted for a share of common stock were:

1996                             Low                 High
----                             ---                 ----
Quarter ended December 31, 1996  $2.19               $3.63
Quarter ended September 30, 1996  2.63                3.88
Quarter ended June 30, 1996       3.13                5.50
Quarter ended March 31, 1996      3.00                6.25

1995                             Low                 High
----                             ---                 ----
Quarter ended December 31, 1995  $3.00              $10.00
Quarter ended September 30, 1995  5.00               16.38
Quarter ended June 30, 1995       1.06                5.88
Quarter ended March 31, 1995      0.75                1.50

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

     As of March 1, 1997, there were approximately 3,300 holders of record of TouchStone's common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

     TouchStone has not paid cash dividends on its common stock since its inception. TouchStone intends to employ all available funds for the development of its business, and, accordingly, does not intend to declare or pay any cash dividends in the foreseeable future. Additionally, the Company's line of credit prohibits the payment of dividends without prior approval of the bank.

 Item 6.  Management's  Discussion  and Analysis of Financial  Condition and
 ---------------------------------------------------------------------------
     Results of Operations
     ---------------------

     This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed under the caption "Business Risks" contained herein.

General

     The Company's revenues consist of product sales and royalty income. Royalty income is derived, for the most part, from international sales of the Company's products under agreements with co-publishers, principally those who sell the Company's products in Europe.

     Product revenues are recorded at the time products are shipped, less estimated reserves for product returns. Currently the Company uses historical experience for international shipments and retail sell-through information for domestic shipments to establish these reserves. The Company's operations are subject to substantial risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand which is subsequently unrealized can lead to overstocking by the distributors and substantial product returns. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. The Company accrues for such rebates when such price declines are known or become anticipated.

     Cost of sales includes the cost of blank diskettes, software duplication, packaging materials and user manuals, in addition to amortization of software development costs, royalties paid to other software development companies under various agreements, and inventory obsolescence reserves. Sales and marketing expense consists primarily of salaries and commissions paid to the Company's sales, customer service and technical support personnel and expenditures for retail product merchandising and promotions. The Company's products can be expected to have short product life cycles, characterized by decreases in retail prices as a given product's life cycle advances. In order for the Company to maintain satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86.

     In June 1996 the Company reached an agreement-in-principle to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of the Company's common stock in June 1996. The Company recorded costs of $1,812,000 in 1996 for this settlement and related litigation expenses.

     The Company's performance during the last half of 1995 and in 1996 was adversely affected by an unanticipated slowdown in the sale of some of its Windows 95 related products and significantly greater than expected product return. As a result of that slowdown and its experience with returned products, the Company not only had to make large adjustments to revenue in the fourth quarter of 1995, but elected to increase the calculation for the required reserves on the shipment of all products commencing in 1996. The slowdown in sales and the Company's reserve policy, combined with increased selling and research and development expenses as reflected in the accompanying consolidated financial statements, have adversely affected profitability and resulted in net losses of $1,625,000 and $4,529,000 during the years ended December 31, 1995 and 1996, respectively. In order to improve operating results, the Company's plans include the introduction of new software products in 1997 and the expansion of marketing channels by the promotion of products directly to corporate and institutional customers and to other software developers and publishers.

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

     The demands on the Company's management and resources has increased over the past two years. It is likely that the Company will be required to hire and train additional technical, marketing, and administrative personnel, implement additional operating and financial controls, install additional reporting and management information systems for order processing, system monitoring, customer service and financial reporting, and otherwise improve coordination between the design, development, duplication and packaging, marketing, sales, service, and finance functions. The Company's future operating results will depend on management's ability to successfully maintain controls and build the infrastructure.

     The following information should be read in conjunction with the audited consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand and all percentages are approximate.

RESULTS OF OPERATIONS

       The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

                                             1996      1995
                                             ----      ----
Revenues:
     Product sales ....................      95.7%     96.6%
     Royalty income ...................       4.3       3.4
                                             ----      ----
     Total revenues ...................     100.0     100.0
Cost of sales .........................      45.8      46.0
                                             ----      ----
     Gross profit .....................      54.2      54.0
Sales and marketing ...................      61.8      48.8
General and administrative ............      18.9      15.3
Research and development ..............      19.2       7.8
Litigation settlement and related costs      23.6
                                             ----      ----
Loss from operations ..................     (69.3)    (17.9)
Other income, net .....................      10.3       3.5
                                             ----      ----
Loss before taxes .....................     (59.0)    (14.4)
Provision for income taxes ............                 2.9
                                             ----      ----

     Net loss .........................     (59.0)%   (17.3)%
                                            =====     =====

Comparison of Years Ended December 31, 1996 and 1995

     Revenues. Total product sales declined from 1995 to 1996 because sales of the Company's best selling products, PC-cillin and CheckIt Diagnostic Kit, did not grow fast enough to offset the declining sales of WINCheckIt. Sales of WINCheckIt in 1996 were not consistent with the performance in 1995 due to increased competition in the utility software market.

     Royalty income did not change significantly in 1996 from 1995 levels. Royalty income increased as a percentage of total revenues, from 3.4% in 1995 to 4.3% in 1996.

     Gross Profit. Gross profit as a percentage of total revenues remained relatively constant, increasing from 54.0% in 1995 to 54.2% in 1996. Increased royalty costs paid to other software companies, primarily incurred in connection with sales of the Company's PC-cillin products, were offset by a decline in amortization of software development costs and by lower freight costs.

     Sales and Marketing Expense. The increase in sales and marketing expense was primarily attributable to an increase in the number of customer service, technical support and marketing personnel in 1996 as compared to 1995. Additionally, direct mail and media advertising costs increased in 1996 as compared to 1995. Further, the Company's consulting costs increased in 1996 from 1995 levels to support the Company's attempts to increase sales internationally. Such increased costs were offset somewhat by a decline in retail promotional expenditures. Due to these additional expenditures and the decline in product sales, sales and marketing expenses increased as a percentage of total revenues from 48.8% in 1995 to 61.8% in 1996.

     General and Administrative Expense. General and administrative expense for 1996 was consistent with 1995 levels. A decline in profit-sharing bonuses paid to employees was partially offset by compensation expense related to a severance payment incurred in connection with the resignation of a Company officer. Additionally, investor relations, audit, rent, and depreciation costs increased in 1996. As a percentage of total revenues, general and administrative expenses increased from 15.3% in 1995 to 18.9% in 1996.

     Research and Development Expense. The increase in research and development expense in 1996 from 1995 was attributable primarily to the hiring of additional programmers and increased use of outside programmers to develop existing product upgrades and new products. Approximately $500,000 was attributable to development of new products including e.Support. Research and development expense also increased as a percentage of total revenues, from 7.8% in 1995 to 19.2% in 1996.

     Litigation Settlement and Related Costs. In June 1996 the Company reached an agreement to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of the Company's common stock in June 1996, valued at $625,000 which was the fair market value of the stock at the date of settlement.

     Other Income. Interest income exceeded interest expense by approximately $327,000 in 1995 and by approximately $789,000 in 1996 as interest-bearing investments increased in the latter part of 1995 as a result of the completion of the Company's secondary public offering of common stock.

     Income Tax. The Company's effective tax rate decreased from 1995 to 1996 because the 1995 provision included non-deductible amounts for product return reserves.

Comparison of Years Ended December 31, 1995 and 1994

     Revenues. The increase in product sales from 1994 to 1995 was attributable to increased sales of the Company's WINCheckIt product which was first released in August 1994, and sales of FastMove! and PC-cillin 95, released in March 1995 and November 1995, respectively. Product sales for 1995 was reported net of reserves that were accrued for price protection (price reduction on resellers' inventories), reseller rebates, and expected returns, aggregating approximately $3,100,000.

     Royalty income did not change significantly in 1995 from 1994 levels. Royalty income declined as a percentage of total revenues, from 4.3% during the year ended December 31, 1994 to 3.4% during the year ended December 31, 1995.

     Gross Profit. Gross profit as a percentage of total revenues declined from 67.8% in 1994 to 54.0% in 1995. This decrease was primarily attributable to increased customer price protection, product returns without corresponding decreases in cost, and to increased inventory obsolescence reserves, which were required in connection with product returns of WIN`95 Advisor and WINCheckIt
2.0. Additionally, royalty costs paid to other software development companies increased in 1995 from 1994 levels, primarily incurred in connection with sales of the Company's FastMove! and PC-cillin 95 products. Other costs which increased in 1995 from 1994 levels included freight, resulting from increases in units shipped and higher freight-in costs for certain product components, and amortization of software development costs, which included a one-time charge of $70,000 in 1995 to write off costs capitalized to develop WIN'95 Advisor.

     Sales and Marketing Expense. The increase in sales and marketing expense for the year ended December 31, 1995 was primarily attributable to increased promotional and merchandising expenditures for the Company's products associated with its retail strategy. Additional promotional costs were incurred with the release of new products, primarily FastMove! in March 1995, WIN'95 Advisor in July 1995, and PC-cillin 95 in November 1995. Further, in order to support the substantial increase in sales volume experienced in the first nine months of 1995, the Company was required to add sales, customer service, and technical support personnel. Sales and marketing expense in 1995 also includes costs aggregating $125,000 in connection with sales and marketing activities of the Company's wholly-owned subsidiary, TouchStone Europe Ltd., which commenced operations in the United Kingdom in July 1995. Due to these additional expenditures, sales and marketing expenses increased as a percentage of total revenues from 31.5% in 1994 to 48.8% in 1995.

     General and Administrative Expense. General and administrative expenses in 1995 increased from 1994 levels due to increased accounting, legal and investor relations cost resulting from the Company's secondary public offering of common stock and subsequent listing on the NASDAQ National Market ("NASDAQ exchange"). These increased costs were somewhat offset by a decrease in profit-sharing bonuses in 1995 as compared to 1994. As a percentage of total revenues, general and administrative expenses declined from 17.3% in 1994 to 15.3% in 1995.

     Research  and  Development   Expense.   Research  and  development  expense
increased in 1995 as compared to 1994 as the Company hired additional programmers during 1995 to develop new products. Research and development expense also increased as a percentage of total revenues, from 6.1% for the year ended December 31, 1994 to 7.8% for the year ended December 31, 1995.

     Other Income, Net. During the year ended December 31, 1994, the Company's interest expense exceeded its interest revenue by approximately $28,000. As the Company's cash resources improved in 1995, primarily as a result of the completion of its secondary public offering of common stock, the Company's interest revenue exceeded interest expense in the year ended December 31, 1995, by approximately $327,000, as the Company was able to reduce debt and increase interest-bearing investments in 1995.

     Provision for Income Taxes. The Company's effective tax rate for the year ended December 31, 1994 was 11%. The difference between the provision for income taxes by applying the federal statutory tax rate to pre-tax income and the actual provision for income taxes results primarily from the elimination of valuation allowances on deferred tax assets and the utilization of net operating loss carry-forwards which were previously available to the Company.

     The Company's provision for taxes of $276,000 in 1995 relates primarily to the change in valuation allowances on net deferred tax assets.

Liquidity and Capital Resources

     During the year ended December 31, 1996, the Company used cash resources of $2,718,000 for operating activities, invested $182,000 in capitalized software development, and purchased equipment totaling $378,000. The Company invested its cash in debt securities totaling $21,091,000 which was funded primarily by cash received from the sale of such investments of $14,232,000, for a net amount used to purchase investments of $6,851,000. The Company also received proceeds from sales of common stock aggregating $104,000.

     The Company's cash, cash equivalents, restricted cash, and investments totaled $14,367,000 at December 31, 1996. Working capital decreased from $15,373,000 at December 31, 1995 to $7,152,000 at December 31, 1996. Cash and
cash equivalents decreased from $12,919,000 at December 31, 1995 to $2,893,000 at December 31, 1996. The decrease in working capital and cash and cash equivalents was due primarily to increased holdings of long- term investments and the net loss incurred by the Company in the year ended December 31, 1996. Management believes that the Company will use approximately $600,000 for equipment and other capital expenditures during 1997.

     In September 1996 the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and expires in September 1997. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The bank prime rate at December 31, 1996 was 8.25%. There were no borrowings under the bank line of credit at March 1, 1997. This borrowing facility requires the Company to maintain minimum shareholders' equity of $10,000,000 and minimum aggregate cash, cash equivalents and investments of $12,000,000. This line of credit also prohibits acquisitions of other entities without the prior approval of the bank.

     Management believes that the Company's existing cash, and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through December 31, 1997. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, expand the direct sales force for corporate customers, and for general corporate customers. The execution of such plans may include strategic acquisitions of or investments in complementary businesses, products or technologies.

Business Risks

     This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

     These risk factors include the risk that the products under development prove more difficult to develop than currently anticipated, resulting in delays in reaching the market or even in planned products having to be abandoned. Moreover, with or without delays in bringing new products to market, it is possible that the Company's competitors will bring to market successful competing products which reduce the size of, or eliminate altogether, the market for the Company's planned products. Furthermore, several of the products under consideration involve complicated communication systems, which is an area where the Company has little experience, and thus it may find that the technological problems are more difficult than presently anticipated. In addition, the software industry is characterized by rapid change and technological advancement, including a trend by hardware manufacturers to feature pre-loaded software packages in computers. This could reduce demand for the Company's products, if such pre-loaded software performs many of the same functions as the Company's currently marketed or currently under- development software.

     With respect to statements regarding the sales force and the hope to broaden the Company's customer base, the Company intends on entering markets that are new for it and in so doing will compete against other companies having greater resources. There is a risk that the Company will not be able to penetrate these new markets successfully, but will nonetheless incur sales and administrative expenses in attempting to do so, as well as research and development costs. With regard to the hoped for expansion of the Company's presence at retail chains, the Company competes against many other software vendors both directly, in the form of directly competing products, and indirectly, with even non-competing products for limited shelf space at retailers and distributors. To a large extent, the Company's success in this regard will be a function of the Company's ability to develop the planned products identified in this report, along with market acceptance of the Company's products currently being sold at retail.

     The Company has made significant commitments of time, effort, and expense in its efforts to develop and bring to market the e.Support product. The success of e.Support depends largely on the Company's ability to market and sell e.Support directly to computer hardware manufacturers, software publishers, and on-line service providers. The Company has limited experience in marketing and selling its software products to such businesses. There is a risk that the Company will not be able to successfully market and sell e.Support to such customers. There is a similar risk that e.Support products will not gain sufficient consumer/marketplace acceptance.

     The Company is significantly dependent upon the continued availability of certain key executives. The loss or unavailability of any of these executives for an extended period of time could have a material adverse effect on the Company's business operations and prospects. To the extent that the services of any of these executives would be unavailable to the Company for any reason, the Company would be required to procure other personnel to manage and operate the Company. There can be no assurance that the Company would be able to locate or employ such qualified personnel on acceptable terms.

Item 7.             Financial Statements                             Page
-------             --------------------                             ----

Index to Financial Statements:

     1. Independent Auditors' Report                                  17

     2. Consolidated Financial Statements:

          Consolidated  Balance Sheet as of December 31, 1996.        18

          Consolidated Statements of Operations for the years ended
          December 31, 1996 and 1995.                                 19

          Consolidated Statements of Shareholders' Equity for
          the years ended December 31, 1996 and 1995.                 20

          Consolidated Statements of Cash Flows for
          the years ended December 31, 1996 and 1995.                 21

          Notes to Consolidated Financial Statements.                 22

INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
TouchStone Software Corporation:


     We have audited the accompanying consolidated balance sheet of TouchStone Software Corporation as of December 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation as of December 31, 1996 and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP

Costa Mesa, California
February 13, 1997


                         TouchStone Software Corporation
                           Consolidated Balance Sheet
                                December 31, 1996

A S S E T S
Current assets:
 Cash and cash equivalents                          $2,893,476
 Restricted cash                                       500,000
 Investments                                         6,683,965
 Income tax refund receivable                           32,790
 Accounts receivable, net                              467,742
 Inventories                                           727,454
 Prepaid expenses and other current assets             319,184
                                                    ----------
    Total current assets                            11,624,611

Investments                                          4,289,242
Property, net                                          470,104
Software development costs, net                        162,842
Other assets                                            30,177
                                                    ----------
                                                   $16,576,976
                                                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $2,707,694
 Accrued payroll and related expenses                  359,621
 Accrued cooperative advertising costs                 705,571
 Other accrued liabilities                             699,234
                                                       -------
    Total current liabilities                        4,472,120

Deferred compensation                                   72,000
Deferred lease obligation                               49,644
Commitments and contingencies                               -

Shareholders' equity:
 Preferred stock, $.001 par value, 3,000,000
 shares authorized, none issued or outstanding
 Common stock, $.001 par value; 20,000,000 shares
 authorized;   issued   and   outstanding,
 7,772,735    shares                                     7,773

Additional paid-in capital                          18,595,990
Accumulated deficit                                 (6,596,462)
Notes receivable from sale of common stock             (24,089)
                                                    ----------
       Total shareholders' equity                   11,983,212
                                                    ----------
                                                   $16,576,976
                                                   ===========


           See accompanying notes to consolidated financial statements


                         TouchStone Software Corporation
                      Consolidated Statements of Operations
                     Years ended December 31, 1996 and 1995

                                                        1996            1995
                                                        ----            ----
Revenue:
 Product  sales ..............................     $ 7,339,192      $ 9,035,620
 Royalty income ..............................         327,843          320,125
                                                     ---------        ---------
     Total revenue ...........................       7,667,035        9,355,745
Cost of revenue ..............................       3,514,794        4,303,217
                                                     ---------        ---------
    Gross profit .............................       4,152,241        5,052,528
Operating expenses:
 Sales and marketing .........................       4,737,533        4,569,990
 General and administrative ..................       1,449,661        1,430,283
 Research and development ....................       1,470,356          728,624
 Litigation settlement and related costs .....       1,811,941
                                                     ---------        ---------
     Total costs and expenses ................       9,469,491        6,728,897
                                                     ---------        ---------
Loss from operations .........................      (5,317,250)      (1,676,369)
Other income, net ............................         788,581          326,852
                                                     ---------        ---------
Loss before provision
     for income taxes ........................      (4,528,669)      (1,349,517)
Provision for income taxes ...................             800          275,500
                                                     ---------        ---------
Net loss ....................................      $(4,529,469)     $(1,625,017)
                                                   ===========      ===========

Net loss per share .........................       $     (0.60)     $     (0.26)
                                                   ===========      ===========

Weighted average shares ......................       7,573,000        6,367,000
                                                     =========        =========


  See accompanying notes to consolidated financial statements.


                         TouchStone Software Corporation
                 Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 1996 and 1995

                                                                                              Notes
                                                                                            receivable         Total
                                                                                            from sale          share-
                                         Common stock           Paid-in       Accumulated   of common         holders'
                                       Shares       Amount      capital         deficit       stock            equity
                                       ------       ------      -------         -------       -----            ------
Balances at
 December 31, 1994 ............      5,833,469   $  5,833   $  2,324,111   $   (441,976)   $ (272,603)   $  1,615,365

Stock options exercised .......        207,649        208         94,243           --            --            94,451

Collections of notes receivable           --         --             --             --         245,137         245,137

Issuance of common stock
 in secondary offering, net
 of costs .....................      1,300,000      1,300     15,270,838           --            --        15,272,138

Tax benefit from stock
 option exercises .............           --         --          176,820           --            --           176,820

Forgiveness of note in
 lieu of fees .................           --         --             --             --           3,377           3,377

Net loss ......................           --         --             --       (1,625,017)         --        (1,625,017)
                                     ---------     ------     ----------      ---------        ------      ----------

Balances at
 December 31, 1995 ............      7,341,118      7,341     17,866,012     (2,066,993)      (24,089)     15,782,271

Stock options exercised .......        231,617        232        103,495           --            --           103,727
Issuance of common stock
 in litigation settlement .....        200,000        200        624,800           --            --           625,000

Compensation expense related
 to stock option grants .......           --         --            1,683           --            --             1,683

Net loss ......................           --         --             --       (4,529,469)         --        (4,529,469)
                                     ---------     ------     ----------      ---------        ------      ----------

Balances at
 December 31, 1996 ............      7,772,735   $  7,773   $ 18,595,990   $ (6,596,462)   $  (24,089)   $ 11,983,212
                                     =========   ========   ============   ============    ==========    ============



          See accompanying notes to consolidated financial statements.


                         TouchStone Software Corporation
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1996 and 1995

                                                                   1996               1995
                                                                   ----               ----
Cash flows from operating activities:
 Net loss.................................................    $(4,529,469)        $(1,625,017)
 Adjustments to reconcile net loss to net
  cash flows (used in) provided by operating activities:
  Depreciation and amortization ..........................        319,189             506,679
  Change in deferred income taxes ........................           --               218,400
  Provision for doubtful accounts ........................         38,594             118,598
  Provision for obsolete inventories .....................        124,300             562,553
  Amortization of investment premium .....................          5,096                --
  Change in deferred lease obligation ....................         27,369              22,275
  (Gain) loss on sale of assets ..........................         (1,382)                947
  Issuance of common stock in litigation settlement ......        625,000                --
  Changes in operating assets and liabilities:
  Income tax refund receivable ...........................        966,100            (998,890)
  Accounts receivable ....................................       (281,283)          1,337,961
  Inventories ............................................       (553,476)           (471,651)
  Prepaid expenses and other current assets ..............       (182,742)            (86,644)
  Other assets ...........................................          4,182             (18,324)
  Accounts payable .......................................        673,403           1,330,767
  Accrued liabilities ....................................         47,269             652,842
                                                                ----------          ---------
     Net  cash  (used in) provided by operating activities     (2,717,850)          1,550,496

Cash flows from investing activities:
 Capitalized software development costs ..................       (182,061)           (360,160)
 Purchase of investments .................................    (21,091,481)         (4,505,096)
 Sale of investments .....................................     14,232,274                --
 Purchases of property ...................................       (377,576)           (215,329)
 Sale of property ........................................          7,800                --
                                                                ---------           ---------
     Net cash used in investing activities ...............     (7,411,044)         (5,080,585)

Cash flows from financing activities:
 Net repayments under bank
 line of credit ..........................................           --              (300,000)
 Principal payments on notes payable .....................           --              (156,071)
 Principal payments under capital
  lease obligations ......................................           --                (4,124)
 Proceeds from exercise of stock warrants and
  options and repayment on notes receivable ..............        103,727             245,137
 Issuance of common stock, net ...........................           --            15,366,589
 Other prepaid financing costs ...........................           --                (1,000)
                                                                ---------          ----------
     Net  cash provided by financing activities ..........        103,727          15,150,531
                                                                ---------          ----------

Net  (decrease) increase in cash and cash equivalents ....    (10,025,167)         11,620,442
Cash and cash equivalents, beginning of period                 12,918,643           1,298,201
                                                               ----------           ---------
Cash  and  cash equivalents, end of period ...............   $  2,893,476        $ 12,918,643
                                                             ============        ============

Supplemental cash flow information:
Interest paid ............................................   $         69        $      7,966
                                                             ============        ============
Income taxes paid ........................................   $       --          $  1,170,701
                                                             ============        ============




  See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Nature of Operations. TouchStone Software Corporation ("TouchStone" or the "Company") designs, develops, markets, and supports a line of computer problem-solving utility software and supporting products which simplify personal computer (PC) installation, support, and maintenance. The Company markets its products domestically through software distributors for resale through the retail channel which includes approximately 7,500 stores. Ongoing customer evaluations are performed with respect to the Company's receivables, and collateral is generally not required. In January 1997 the Company reincorporated in the state of Delaware.

     The Company's strategy of developing products based on the Windows 95 and Windows NT operating systems, and releasing these products immediately prior to or at the time of Microsoft's release of new and upgraded Windows 95 and Windows NT products, is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future versions of Windows 95 and Windows NT. There can be no assurance as to the ability of the Company to provide products compatible with future Windows 95 or Windows NT releases on a timely basis without the cooperation of Microsoft.

     Consolidation. The consolidated financial statements of the Company include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd. All inter-company transactions and balances have been eliminated.

     Customer Information. The Company operates primarily in the U.S. in a single segment that is the design, development, manufacture, and sale of computer-related software products. Its customers generally consist of large software distributors as well as PC end-users.

     Two customers who are distributors accounted for approximately 58% and 17% of product sales during the year ended December 31, 1995. Two customers who are distributors accounted for approximately 29% and 14% of product sales during the year ended December 31, 1996. International product sales were approximately $912,000 and $1,031,000 during the years ended December 31, 1996 and 1995, respectively, and accounted for approximately 12.4% and 9.7% of total product sales, respectively.

     Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

     Investments. Investments classified as current assets at December 31, 1996 consist of investments in debt securities, all maturing within one year and classified as held-to-maturity securities. Such investments are recorded at cost.

     Inventories. Inventories are stated at the lower of first- in, first-out cost, or market, and consist mainly of finished goods and packaging supplies.

     Property. Property is stated at cost and depreciated using the straight-line method based on the estimated useful lives of the assets (three to five years). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

     Software Development Costs. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established. Thereafter, certain costs such as coding and testing are capitalized in accordance with the Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, until the product is available for sale.

     Capitalized software development costs are amortized using the straight-line method, commencing when the related products are available for sale, over the estimated useful lives of the related products which range from 12 to 24 months. Amortization of software development costs was approximately $169,000 and $446,000 for the years ended December 31, 1996 and 1995, respec tively.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies (continued)

     Software development costs in the accompanying balance sheet are net of accumulated amortization of approximately $350,000 at December 31, 1996.

     The Company accounts for long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs.

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

     The Company records estimates for rights of return, price protection, and exchange privileges at the time of product sale, based on historical experience, or sell-through information obtained from its distributors and certain retailers. Royalties are recognized as income when minimum payments specified in the royalty agreements become due, or as the related products are sold by the licensee.

     Income Taxes. The Company accounts for income taxes under SFAS 109, Accounting for Income Taxes.

     Net Loss per Share. Common equivalent shares include warrants and options to purchase common stock. Common equivalent shares were not included in the calculation of the net loss per share in 1996 or in 1995 as their effect would have been antidilutive.

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

     Fair Value of Financial Instruments. The Company's balance sheet includes the following financial instruments: cash and cash equivalents, investments, accounts receivable, and accounts payable. The Company considers the carrying amounts in the financial statements to approximate fair value for the financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

2.   Balance Sheet Detail

     Current investments at December 31, 1996 consist of the following:

                                Cost of     Fair Market Value
                             Investments     of investments
                             -----------     --------------
Certificates of deposit       $1,131,000     $1,126,982
Commercial paper               5,552,965      5,560,258
                              ---------       ---------
                              $6,683,965     $6,687,240
                              ==========     ==========

     Investments  classified as non-current  assets at December 31, 1996 consist
primarily  of   investments   in  debt   securities   which  are  classified  as
held-to-maturity securities. Such investments are reported at cost.

                 TouchStone Software Corporation
           Notes to Consolidated Financial Statements

2.   Balance Sheet Detail (continued)

     Non-current investments at December 31, 1996 consist of the following which are classified as held-to-maturity:

                             Cost of    Fair Market Value
                           Investments    of Investments
                           -----------    --------------
Certificates of deposit    $1,456,000     $1,445,467
Commercial paper            2,761,242      2,809,098
Other                          72,000         84,889
                           ----------      ---------
                           $4,289,242     $4,339,454
                           ==========     ==========

     Accounts Receivable. At December 31, 1996, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $97,300, $600,000, and $361,000, respectively. Certain distributors' accounts resulted in credit balances and, therefore, were reclassified to accounts payable.

     Property. At December 31, 1996, property consists of the following:

Office equipment and furniture                     $846,263
Automobiles                                          72,762
Leasehold improvements                               41,393
                                                   --------
                                                   $960,418
Less accumulated depreciation and amortization     (490,314)
                                                   --------
                                                   $470,104
                                                   ========

3.   Financing Arrangements

     At December 31, 1996, the Company had a bank line of credit which provides for borrowings up to $500,000, bears interest at the bank's prime rate (8.25% at December 31, 1996) and expires in September 1997. Borrowings are collateralized by a $500,000 certificate of deposit which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at December 31, 1996. This borrowing facility requires the Company to maintain minimum shareholders' equity of $10,000,000 and minimum aggregate cash, cash equivalents and investments of $12,000,000. This line of credit also prohibits acquisitions of other entities without the prior approval of the bank and restricts the payment of cash dividends.

4.   Shareholders' Equity

     Stock Option Plans. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire two to five years from the date of grant. Options granted in 1996 vest over four years and expire ten years from date of grant. At December 31, 1996, options for 1,194,301 shares were available for future grants under the plans.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

4.   Shareholders' Equity (continued)

     All options granted under these plans were granted at fair market value at date of issuance. In August 1995, the Company granted its underwriter warrants to purchase 230,000 shares of the Company's common stock for $21.60 per share, which exceeded the fair market value of the Company's common stock at that date. A summary of the status of the Company's stock option plans and stock warrants as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                        1996                         1995
                                        ----                         ----
                                                Weighted                     Weighted
                                                 Average                      Average
                                                Exercise                     Exercise
                                Shares           Price       Shares            Price
                                ------           -----       ------            -----
Options
outstanding,
beginning of
year ..................       1,109,651       $   5.05      962,300       $    0.37

Granted ...............         419,200       $   2.66      410,000       $   13.05

Exercised .............        (231,617)      $   0.45     (207,649)      $    0.45

Canceled ..............        (103,500)      $   3.63      (55,000)      $    0.27
                               --------                     -------


Options
outstanding,
end of year ...........       1,193,734       $   5.23    1,109,651       $    5.05
                              =========                   =========

Options
exercisable ...........         860,533       $   6.22      999,651       $    5.32
at year end                     =======                     =======

     The following table summarizes other information about stock options outstanding at December 31, 1996:

                                        Weighted
                           Number        Average    Weighted   Number        Weighted
Range of                 Outstand-      Remaining    Average  Exercis-        Average
Exercise                    ing         Contract-    Exercise  able          Exercise
  Price                  12/31/96       ual Life     Price    12/31/96        Price
--------                  --------      --------     -----    --------        -----



$0.22-$1.00 .........      575,034        0.5    $    0.43   575,033      $    0.43


$1.85-$3.00 .........      388,700        9.5    $    2.63    55,500      $    2.51


$ 21.60                    230,000        3.5    $   21.60   230,000      $   21.60
                           -------                           -------
                         1,193,734        4.0    $    5.23   860,533      $    6.22
                         =========                           =======

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

4.   Shareholders' Equity (continued)

     The weighted average fair value of options granted during 1996 and 1995 was $2.91 and $10.14 per share, respectively. SFAS 123, Accounting for Stock-Based Compensation, encourages but does require companies to record compensation cost for employees stock option grants. The Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS Statement 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                                 1996                 1995
                                                 ----                 ----
Net loss:                As reported        $(4,529,469)        $(1,625,017)
                         Pro forma          $(4,712,820)        $(1,734,232)

Net loss per share:      As reported             $(0.60)             $(0.26)
                         Pro forma               $(0.62)             $(0.27)


     The fair value of options granted under the Company's stock option plans during 1996 and 1995 was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 125.1% in 1996 and 157.7% in 1995, risk-free interest rate of 5.25%, in both 1996 and 1995, and expected lives of ten years in 1996 and four years in 1995.

     Shareholder Rights Plan. In September 1996 the Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan provides for the distribution to TouchStone Software Corporation's stockholders of one preferred stock purchase "Right" for each outstanding share of TouchStone common stock. The Rights have an exercise price of $15 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company's common stock, and will not be exercisable until the occurrence of certain takeover-related events.

     The Rights Plan provides that if a person or group acquires 15 percent or more of the Company's common stock without the approval of the Board of Directors, the holders of the Rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company's common stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is thereafter merged into another entity, or if 50 percent or more of the Company's consolidated assets or earning power are sold, then the Right will entitle its holder, other than the acquiring person or group, to buy common shares of the acquiring entity having a market value equal to two times the exercise price of the Right.

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

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

5.   Income Taxes

     The provision for income taxes consists of:

                                                       Year ended December 31,
                                                       -----------------------
                                                       1996              1995
                                                       ----              ----

Current:
 Federal ..............................           $    --             $  16,200
 State ................................                 800              40,800
                                                   --------             -------
                                                        800              57,000
Deferred:
 Federal ..............................                --               368,400
     State ............................                --              (149,900)
                                                   --------            --------
                                                       --               218,500
                                                   --------             -------
Total provision .......................           $     800           $ 275,500
                                                  =========           =========


     A reconciliation of the Company's effective tax rate compared to the U.S. statutory rate of 34% for the years ended December 31, 1996 and 1995 is as follows:

                                                        Year ended December 31,
                                                        -----------------------
                                                        1996              1995
                                                        ----              ----
Income taxes at statutory rates ............      $(1,539,800)      $  (458,800)

State taxes, net of federal benefit ........              500           (72,000)

Loss of foreign subsidiary .................           10,400            34,400

Change in valuation allowance ..............        1,561,600           792,500

Other ......................................          (31,900)          (20,600)
                                                    ---------           -------

Provision for income taxes .................      $       800       $   275,500
                                                  ===========       ===========

     Deferred tax assets (liabilities) consist of the following at December 31, 1996 and 1995:

                                                          1996            1995
                                                          ----            ----
Deferred tax assets:
Net  operating  loss and credit carry-forwards ...   $ 2,595,200    $    17,000
Sales return reserves ............................       156,200        739,800
Other reserves and accruals ......................       319,500        277,600
                                                         -------        -------
                                                       3,070,900      1,034,400
Valuation allowance ..............................    (3,000,400)      (958,400)
                                                      ----------       --------
                                                          70,500         76,000
                                                       ---------       --------

Deferred tax liabilities:
Capitalized research & development ...............       (70,500)       (76,000)
                                                       ---------       --------

Net deferred tax asset (liability)   .............    $      --      $      --
                                                      ===========    ===========

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

5.   Income Taxes (continued)

     Based on the Company's assessment of future realizability of deferred tax assets, a valuation allowance has been provided as it is more likely than not that sufficient taxable income will not be generated to realize certain temporary differences and tax credit carry-forwards. Additionally, at December 31, 1996, approximately $300,000 of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited directly to additional paid- in capital if realized.

     At December 31, 1996, the Company had federal and state net operating loss carry-forwards of approximately $6.7 million and $2.9 million, respectively, which will expire after the years 2111 and 2001, respectively. At December 31, 1996, the Company had general business credit carry-forwards for federal purposes of approximately $59,200, of which $11,400 expire in 2000 and $5,600 expire in 2004.

6.   Statements of Cash Flows

     In 1996 there were no significant non-cash investing and financing activities.

     Supplemental information concerning significant non-cash investing and financing activities for the year ended December 31, 1995 are presented below.

     In 1995, the Company purchased property for $48,475 by exchanging cash of $11,415 and executing a note payable in the amount of $37,060. Also in 1995, the Company forgave notes receivable from sale of common stock and related interest receivable aggregating $3,377 due from a consultant to the Company in lieu of fees.

7.   Commitments and Contingencies

     At December 31, 1996, the Company was obligated under non-cancelable operating leases for its office facility and office equipment as follows:


Year ending
December 31,
------------
 1997               $245,000
 1998                225,000
 1999                214,000
 2000                214,000
 2001                 36,000
                    --------
                    $934,000
                    ========

     Rent expense totaled approximately $266,000 and $204,000 for the years ended December 31, 1996 and 1995, respectively.

     The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company's software products. Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales. The Company recorded total royalty expense of approximately $1,314,000 and $575,000 for the years ended December 31, 1996 and 1995, respectively.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

7.   Commitments and Contingencies (continues)

     Contingent Liabilities. On January 26, 1996, a purported class and derivative action entitled DARRIN J. CARAMONTA v. LARRY W. DINGUS, ET AL. was filed in United States District Court for the Central District of California, in which Mr. Caramonta, on behalf of himself and all others who purchased the Company's Common Stock between May 2, 1995 and December 21, 1995, alleges that the Company and certain of its officers violated Section 10(b) and Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, and various state statutes sounding in fraud, by reporting earnings for the first three quarters of 1995 that allegedly were knowingly inflated due to inadequate reserves for product returns. The complaint alleges that this was done in part, in order to assist the Company and the individual defendants in selling Common Stock at an inflated price in the Company's August 25, 1995 public offering. The derivative claims essentially assert that the allegations sounding in fraud constituted a breach of the individual defendants' fiduciary duties.

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

     Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of the Company's common stock, valued at $625,000, which was the fair market value at the date of settlement. The Company also adopted a written policy on insider trading.

     The Court granted preliminary approval to the terms of the settlement and has authorized the mailing of notice of the terms of the settlement to the class. The Company is informed by counsel for the class that the notice has been mailed. A final hearing was held in December 1996, and the Court has taken the matter under submission.

     On October 9, 1996 an entity known as Intervention, Incorporated ("Intervention") filed an action against the Company in the Superior Court of the State of California, Santa Clara County (C 96-04476). Intervention claims that it is a non-profit corporation bringing an action for the interests of the general public. In essence, Intervention claims that the Company is engaged in unfair competition and is violating California's Fair Packaging and Labeling Act by filling the Software packages to "substantially less than their capacities." Intervention seeks injunctive relief, unspecified attorneys' fees and damages of $1,000,000. The Company understands that eight other software companies have been named as defendants in identical lawsuits in three different counties, and that a petition to coordinate these actions has been filed. The Company believes this suit is without merit and intends to defend itself vigorously. Based on its current knowledge the Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.

8.   Transactions with Related Parties

     The Company paid royalties to a software programming company whose majority shareholder is a former Company officer aggregating approximately $27,000 during the year ended December 31, 1995.

     The Company incurred interest expense in connection with notes payable to related parties of $1,741 for the year ended December 31, 1995.

     The Company recorded interest income in connection with notes receivable from related parties of $9,032 for the year ended December 31, 1995.

     In April 1995, the Company made a $23,000 loan to a member of the Board of Directors. This loan bore interest at 8% per annum, and was repaid in December 1995.

     Item 8. Changes in and  Disagreements  with  Accountants  on Accounting and
     ---------------------------------------------------------------------------
Financial Disclosure
--------------------

NONE

                            PART III

     Item 9. Directors, Executive Officers, and Key Employees
     --------------------------------------------------------

     The directors and executive officers of the Company at March 1, 1997 are as follows:

N A M E                    A G E   T I T L E
-------                    -----   ---------
Larry W. Dingus             52     Chairman of the Board of Directors

Larry S. Jordan             53     President, Chief  Executive Officer and
                                   Director

C. Shannon Dingus           49     Chief  Technology Officer and Director

Ronald R. Maas              50     Executive Vice President, Chief Financial
                                   Officer, Director, and Secretary

Kenneth C. Welch III        40     Director

Richard W. Brail            55     Director

     Mr. Dingus has served as Chairman of the Company's Board of Directors since the Company was founded in September 1982, and served as Secretary of the Company from 1989 to October 1995. He served as Chief Executive Officer from September 1982 to February 1989.

     Mr. Jordan joined the Company in January 1996 as President and Chief Operating Officer. In June 1996, Mr. Jordan replaced C. Shannon Dingus as Chief Executive Officer of the Company. Prior to joining the Company Mr. Jordan was with FileNet Corporation, a leading developer of workflow and document imaging software, from 1984 to 1996, holding the position of Senior Vice President of Sales since 1992.

     Ms. Dingus has served as the Company's Chief Technology Officer since June 1996. Between February 1989 and June 1996, Ms. Dingus served as the Company's Chief Executive Officer. She served as the Company's President from March 1988 until January 1996, and since September 1982, she has also served as a Director.

     Mr. Maas joined the Company in 1991 as Vice President of Finance and Operations and Chief Financial Officer. In 1993, Mr. Maas was promoted to Executive Vice President of the Company, and was elected to the Company's Board of Directors. In October 1995 he was elected Corporate Secretary.

     Mr. Welch has been a Director of the Company since August 1993. From September 1985 to the present, he has worked as an independent software consultant in the Washington D.C. area. From September 1982 to May 1985 he served as the Company's Vice President of Development, and was a Director of the Company from September 1982 to August 1986

     Mr. Brail joined the Company's Board of Directors in April 1995. He has been the President and Chief Executive Officer of Best Golf, Inc. since September 1994. From July 1991 to May 1994, Mr. Brail served as the President of Helio Computers, Inc. of Irvine, California. From 1985 until 1991, he provided services to the Company and other computer companies as the owner of a computer sales and marketing company.

     In addition to its executive officers, the following individuals are considered to be key employees of the Company:

     Charles D'Angelo joined the Company in May 1996 as Vice President of Sales. Prior to joining TouchStone, Mr. D'Angelo served as Vice President of Sales and Marketing for Zenographics, a developer and producer of advanced printing tools for Windows. From 1992 to 1995, Mr. D'Angelo was Director of Sales for Digitalk, Inc., a producer of object-oriented software solutions for the client/server market.

     Mary Bartlett joined the Company as Director of Operations in May of 1995. In January 1996, she was promoted to Vice President of Operations. From 1992 to May 1995 Ms. Bartlett was self-employed as a business broker in Arizona. Ms. Bartlett held upper management positions for various companies in the computer software industry between 1982 and 1992.

     Susan Kennedy joined the Company in August 1995 as Director of Marketing and was promoted to Vice President of Marketing in February 1996. From June 1994 to March 1995 Ms. Kennedy was a founder and Director of Marketing at Rememory Corporation, a developer of NetWare backup systems. Rememory Corporation was acquired by Stac Electronics in March 1995. From March to August 1995, she held various marketing management positions at Conner Peripherals (previously Archive Corp.).

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with Section 16(a) at December 31, 1996, except Mr. L. W. Dingus who failed to timely file a Form 4. This report was subsequently filed.

Item 10.      Executive Compensation
------------------------------------

     Summary Compensation Table

     The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

                                          Other         Restri-
Name &                                   Annual          cted                         All
Principal                                Compen-         Stock  Options/    LTIP     Other
Position     Year    Salary    Bonus     sation         Awards   SAR        Pay-    Compen-
(1)                   ($)       ($)        ($)           ($)    (#)         outs    sation
--------------------------------------------------------------------------------------------


L.W Dingus   1996    51,429         0         0            0         0         0         0
Chairman     1995    71,489    73,289         0            0         0         0         0
of the       1994    95,333    73,683         0            0   138,300         0         0
Board of
Directors


L.S Jordan   1996   162,824         0         0            0   200,000         0         0
CEO, and     1995        --        --        --           --        --        --        --
Director     1994        --        --        --           --        --        --        --


C.S Dingus   1996   126,659         0         0            0         0         0         0
Chief        1995   125,750    88,911         0            0         0         0         0
Technology   1994   112,400    89,657         0            0   138,300         0         0
Officer


R.R. Maas    1996    95,141         0    20,024(2)         0         0         0         0
Exec. V.P    1995    85,862    43,444         0            0         0         0         0
and Director 1994    83,800    47,449         0            0    92,467         0         0


     (1) Mr. Jordan was first employed as President in January 1996.

     (2) Represents income recognized upon the exercise of 8,467 stock purchase warrants in July 1996.

     Option Grants in Last Fiscal Year

     The Company did not grant stock appreciation rights in 1996 to any of the executive officers named above. Grants of stock options to executive officers in 1996 are summarized in the following table.

               Number of Securities % of Total Options
                Underlying Options   Granted to Employees  Exercise   Expiration
Name                Granted               in 1996          Price         Date
----                -------               -------          -----         ----
L.S. Jordan         200,000                 47.7%           $2.55     12-28-2005

     Aggregated  Option  Exercises in 1996 and Option  Values as of December 31,
1996

     The value of options exercised in 1996 and the value of unexercised options at December 31, 1996, for each of the officers named above are:

                                                            Number of          Value of
                                                           Unexercised        Unexercised
                                                           Options/SARs       In-the-Money
                                                         at 12/31/96(#)      Options/SARs
                             Shares                                           at 12/31/96
                         Acquired on        Value        Exercisable(1)/     Exercisable(1)/
Name                        Exercise(#)  Realized ($)   Unexercisable(2)    Unexercisable(2)

L.W. Dingus ........            0             0               134,883(1)    $ 262,078(1)

L.S. Jordan ........            0             0                50,000(1)            0(1)
                                                              150,000(2)            0(2)

C.S. Dingus ........            0             0               134,000(1)    $ 260,845(1)

R.R. Maas ..........        8,467        21,083                80,000(1)    $ 155,600(1)

     The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price at December 31, 1996.

Board of Director Meetings and Committees

     During 1996, the Company's Board of Directors held 4 regular and 2 special meetings and otherwise took action by written consent. The Board has established an Executive Committee comprised of Ms. Dingus, Mr. Jordan and Mr. Maas and an Options Committee comprised of Mr. Jordan and Mr. Maas. The Executive Committee acts on behalf of the Board in all day to day operating activities. The Options Committee determines the persons entitled to participate in stock option plans.

     The Board has also established an Audit Committee, comprised of non-employee directors, Mr. Dingus, Mr. Welch, and Mr. Brail, which meets to consult with the Company's independent auditors concerning their engagement and audit plan, and thereafter concerning the auditors' report, and management letter, and with the assistance of the independent auditors, also monitors the adequacy of the Company's internal accounting controls.

     The Compensation Committee, which also consisted of non- employee directors Mr. Dingus, Mr. Welch and Mr. Brail in 1996, held one regularly scheduled meeting during the last fiscal year. The Compensation Committee reviews and makes recommendations to the Board concerning the Company's executive compensation policy, bonus plans and incentive stock option plans, and approves the granting of stock options to officers.

     The Board of Directors meets as a committee of the whole to nominate the individuals to be proposed by the Board of Directors for election as directors of the Company, and has no separate nominating committee.

     Compensation of Directors

     Each non-employee director is paid an annual retainer of $1,200 plus $100 per each board meeting attended and each board meeting and committee meeting attended. The Company pays the expenses incurred by its non-employee directors in attending Board meetings. In April 1995, the Company issued warrants to purchase 10,000 shares of Common Stock, at the exercise price of $1.00 per share, to each of Mr. Welch and Mr. Brail for serving on the Company's Board of Directors. No additional compensation is paid to any of the employee directors.

Employment Agreements

     The Company has entered into an employment agreement with each of its three executive officers. Ms. Dingus and Mr. Maas have one-year agreements that automatically renew, on January 1 of each year unless either party gives notice by December 1. Mr. Jordan has a three-year agreement commencing January 16, 1996 that automatically renews, for a one-year term each year on January 16, unless either party gives notice by December 16. Each agreement provides that, upon termination of employment with the Company for any reason other than cause, the executive officer will continue to receive compensation at the level in effect on the date of termination of employment for the remainder of the contract or nine months, whichever is longer. In the event that the termination of employment of any of the executive officers occurs following a change in control of the Company, the exercisability of all stock options and warrants held by the terminated officer will automatically be accelerated, and the purchase price of all shares of the Company's Common Stock issuable upon exercise of such options and warrants can be paid by the terminated executive pursuant to a promissory note due and payable in two years.

Bonus Plan

     The Company established a bonus plan for the years ending December 31, 1995 and 1996 (the "Bonus Plan"). Under the Bonus Plan, participants selected by the Board of Directors were eligible to receive bonuses (which, in the case of any individual participant, will not exceed an amount equal to that participant's base salary for the year) determined quarterly based upon the Company's net income after taxes for the quarter, with 60% of the earned bonus payable following the end of the quarter. The 40% balance of the earned bonus will be deferred until the end of the year, and then will be payable only if the maximum payable to all participants in the Bonus Plan, as a group, is that amount which does not exceed 18.5% of the Company's pre-tax income for any quarter or the full year, as appropriate. Each of the executive officers of the Company identified above was eligible to participated in the Bonus Plan. No bonuses were paid to any of these executive officers in 1996 under the Bonus Plan.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 1, 1997, certain information concerning ownership of the Company's common stock by each director and all officers and directors as a group. At March 1, 1997, no other person nor entity owns more than 5% of the Company's outstanding shares, as indicated by the Company's securities transfer agent.

Name and Address of                                 Number of Shares       Percentage
Beneficial Owner                                  Beneficially Owned (*)    of Class
----------------                                  ----------------------    --------
C. Shannon Dingus .............................          721,518 (1)             9.1%
2124 Main Street
Huntington Beach, CA 92648

Ronald R. Maas ................................          381,610 (2)            4.8%
2124 Main Street
Huntington Beach, CA 92648

Larry W. Dingus ...............................          267,253 (3)            3.4%
2124 Main Street
Huntington Beach, CA 92648

Larry S. Jordan ...............................          258,000 (4)            3.3%
2124 Main Street
Huntington Beach, CA 92648

Kenneth C. Welch III ..........................          238,574 (5)            3.0%
2124 Main Street
Huntington Beach, CA 92648

Richard W. Brail ..............................               --                 --
2124 Main Street
Huntington Beach, CA 92648

All Officers and Directors as a
Group (6 persons at
March 1, 1997) ................................        1,866,955 (6)            22.6%

     (*) Excludes options that do not vest within 60 days after the Company's fiscal year end.

     (1) Includes options for 134,300 shares. Does not include 267,253 shares beneficially owned by Larry Dingus (husband).

     (2) Includes options for 80,000 shares.

     (3) Includes options for 134,883 shares. Does not include 721,518 shares beneficially owned by C. Shannon Dingus (wife).

     (4) Includes options for 50,000 shares.

     (5) Includes options for 52,000 shares.

     (6) Includes options for 451,183 shares.

Item 12.      Certain Relationships and Related Transactions

     Mr. Dingus and Ms. Dingus are husband and wife.

                             PART IV


Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a)   Documents filed with Report
---------------------------------

      1.  Financial Statements.

     The  financial  statements  listed in the index to financial  statements at
Item 7 are filed as part of this report.

      2.  Exhibits.

     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)   Reports on Form 8-K
-------------------------

     1. An 8-K dated January 21, 1997 with respect to changing the state of incorporation from California to Delaware effective January 17, 1997.

     2. An 8-K dated September 20, 1996 with respect to Preferred Share Purchase Rights.


(c)   Exhibits
--------------

      See Item 13 (a) 2 above.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                        TouchStone Software Corporation

                        By /s/ Ronald R. Maas
                        ---------------------
                        Ronald R. Maas,
                        Executive Vice President, Secretary,
                        Chief Financial Officer, and Director
                        (Principal Accounting Officer)

                        Dated: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/   Larry  W.  Dingus                 Chairman of  the  Board  of Directors
----------------------------
     Larry W. Dingus      Date: 03/27/97



/s/    Larry  Jordan                    Chief  Executive  Officer,President
-----------------------------
     Larry Jordan   Date: 03/27/97      and Director



/s/   C. Shannon Dingus                 Chief Technology Officer and Director
-----------------------------
     C. Shannon Dingus   Date: 03/27/97



    ----------------------------        Director
     Kenneth C. Welch III



    ---------------------------         Director
     Richard W. Brail

                         TouchStone Software Corporation

                                INDEX TO EXHIBITS

        3.1    Certificate  of  Incorporation  of  Registrant in Delaware.
        3.2    By-Laws of Registrant.
       10.1    Incentive Stock Option Plan. (1)
       10.1 A  Amended Incentive Stock Option Plan. (2)
       10.1 B  Non-Qualified Stock Option Plan. (2)
       10.1 C  1991 Stock Option Plan. (3)
       10.1 D  Employee Stock Purchase Agreement. (5)
       10.1 E  1994 Non-Qualified Stock Option Plan. (6)
       10.1 F  1995 Non-Qualified Stock Option Plan.
       10.1 G  Preferred Share Purchase Rights (7)
       10.1 H  1997 Incentive Stock Plan. (8)
       10.2    Line of Credit Agreement dated September 12,1996.
       10.3    Office Lease dated February 7,1995. (6)
       21.     Subsidiaries of the Registrant. (6)
       23.     Consent of Independent Auditors.
       27.     Financial Data Schedule.

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

     (4) Incorporated by reference to the Exhibits to the CompanyOs 10-KSB for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

     (5) Incorporated by reference to the Exhibits to the CompanyOs 10-KSB for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

     (6) Incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, as amended; Registration number 33-94352 as filed with the Securities and Exchange Commission.

     (7) Incorporated by reference to the Exhibits to the Registration Statement on Form 8-A, Registration number 00112237 as filed with the Securities and Exchange Commission.

     (8) Incorporated by reference to the Exhibits to the Registration Statement on Form S-8, Registration number 333-21395 as filed with the Securities and Exchange Commission.