Form 10QSB
period 1997-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 1997-05-13
CIK 751160

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file No. 0-12969


                        TOUCHSTONE SOFTWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                    95-3778226
----------------------------------------              -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


 2124 Main Street, Huntington Beach, CA                      92648
----------------------------------------              -------------------
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

                              Yes  X     No
                                 -----     ------

                          As of May 2, 1997 there were
                  7,842,235 shares of Common Stock outstanding

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                        TOUCHSTONE SOFTWARE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                                  (UNAUDITED)


A S S E T S
-----------
Current assets:
  Cash and cash equivalents                                    $ 2,217,637
  Restricted cash                                                  500,000
  Investments                                                    6,983,444
  Income tax refund receivable                                      32,790
  Accounts receivable, net                                         427,812
  Inventories                                                      452,724
  Prepaid expenses and other current assets                        307,748
                                                               -----------
         Total current assets                                   10,922,155

Investments                                                      3,930,895
Property, net                                                      497,922
Software development costs, net                                    156,055
Other assets                                                        30,177
                                                               -----------
                                                               $15,537,204
                                                               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                             $ 1,771,471
  Accrued payroll and related expenses                             331,640
  Accrued cooperative advertising costs                            764,303
  Other accrued liabilities                                        748,170
                                                               -----------
         Total current liabilities                               3,615,584

Deferred compensation                                               72,000
Deferred lease obligation                                           56,292

Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000
   shares authorized, none issued or outstanding
  Common stock, $.001 par value; 20,000,000
   shares authorized; issued and outstanding,
   7,820,235 shares                                                  7,820
  Additional paid-in capital                                    18,622,165
  Accumulated deficit                                           (6,812,568)
  Notes receivable from sale of common stock                       (24,089)
                                                               -----------
         Total shareholders' equity                             11,793,328
                                                               -----------
                                                               $15,537,204
                                                               ===========


          See accompanying notes to consolidated financial statements

                        TOUCHSTONE SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                          Three months           Three months
                                              ended                  ended
                                         March 31, 1997         March 31, 1996
                                         --------------         --------------
Revenue:
  Product sales                            $2,868,212            $   654,544
  Royalty income                               70,811                101,526
                                           ----------            -----------
         Total revenue                      2,939,023                756,070
Cost of revenue                             1,084,797                698,961
                                           ----------            -----------
         Gross profit                       1,854,226                 57,109
Operating expenses:
  Sales and marketing                       1,365,977                950,308
  General and administrative                  328,210                457,316
  Research and development                    555,650                260,550
  Litigation costs                                                   436,941
                                           ----------            -----------
Total costs and expenses                    2,249,837              2,105,115
                                           ----------            -----------
Loss from operations                         (395,611)            (2,048,006)
Other income, net                             179,505                190,270
                                           ----------            -----------
Net loss                                   $ (216,106)           $(1,857,736)
                                           ==========            ===========

Net loss per share                         $    (0.03)           $     (0.25)
                                           ==========            ===========

Weighted average shares                     7,811,000              7,366,000
                                           ==========            ===========



          See accompanying notes to consolidated financial statements

                        TOUCHSTONE SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Three months          Three months
                                                                              ended                  ended
                                                                          March 31, 1997        March 31, 1996
                                                                          --------------        --------------
Cash flows from operating activities:
  Net loss                                                                  $  (216,106)         $(1,857,736)
  Adjustments to reconcile net loss to net
    cash flows (used in) provided by operating activities:
    Depreciation and amortization                                                61,465               67,077
    Provision for doubtful accounts                                              22,444               20,063
    Provision for obsolete inventories                                           48,432               38,375
    Amortization of investment premium (discount)                                (4,554)               1,798
    Change in deferred lease obligation                                           6,648                7,425
    Changes in operating assets and liabilities:
    Income tax refund receivable                                                                     657,400
    Accounts receivable                                                          17,486              (28,136)
    Inventories                                                                 226,298             (149,923)
    Prepaid expenses and other current assets                                    11,436              (41,803)
    Other assets                                                                     45               (1,630)
    Accounts payable                                                           (936,223)             512,893
    Accrued liabilities                                                          79,687              306,741
                                                                            -----------          -----------
         Net cash used in operating activities                                 (682,942)            (467,456)

Cash flows from investing activities:
  Capitalized software development costs                                                             (43,748)
  Purchase of investments                                                    (9,085,021)          (1,990,105)
  Sale of investments                                                         9,148,443            3,500,000
  Purchases of property                                                         (82,541)             (71,492)
                                                                            -----------          -----------
         Net cash provided by (used in) investing activities                    (19,119)           1,394,655

Cash flows from financing activities:
  Proceeds from exercise of stock warrants and
    options and repayment on notes receivable                                    26,222               17,077
                                                                            -----------          -----------
         Net cash provided by financing activities                               26,222               17,077
                                                                            -----------          -----------

Net increase (decrease) in cash and cash equivalents                           (675,839)             944,276
Cash and cash equivalents, beginning of period                                2,893,476           12,918,643
                                                                            -----------          -----------
Cash and cash equivalents, end of period                                    $ 2,217,637          $13,862,919
                                                                            ===========          ===========

Supplemental cash flow information:
Interest paid                                                               $       584          $    -
                                                                            ===========          ===========
Income taxes paid                                                           $    -               $    -
                                                                            ===========          ===========



          See accompanying notes to consolidated financial statements.

                        TOUCHSTONE SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1.  GENERAL
    -------

         The consolidated financial statements of TouchStone Software Corporation (the Company) include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd. These consolidated financial statements have been prepared by the Registrant, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1997 and 1996, the financial position at March 31, 1997, and the cash flows for the three months ended March 31, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the TouchStone Software Corporation financial statements and notes thereto included in the TouchStone Software Corporation Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1996.

2.  ACCOUNTS RECEIVABLE
    -------------------

         At March 31, 1997, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $104,300, $752,900, and $356,700, respectively. Certain distributors' accounts resulted in credit balances and therefore were reclassified to accounts payable.

3.  FINANCING ARRANGEMENTS
    ----------------------

         In September 1996, the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and expires in September 1997. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The prime rate was 8.5% at March 31, 1997. There were no borrowings under this line of credit at March 31, 1997. This borrowing facility requires the Company to maintain minimum shareholders' equity of $10,000,000, minimum aggregate cash, cash equivalents and investments of $12,000,000, prohibits acquisitions of other entities without the prior approval of the bank, and restricts the payments of cash dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

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

         Cost of sales includes the cost of blank diskettes, software duplication, packaging materials and user manuals, in addition to amortization of software development costs, royalties paid to other software development companies under various agreements, and inventory obsolescence reserves. Sales and marketing expense consists primarily of salaries and commissions paid to the Company's sales, customer service and technical support personnel and expenditures for retail product merchandising and promotions. The Company's products can be expected to have short product life cycles, characterized by decreases in retail prices as a given product's life cycle advances. In order for the Company to maintain satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established are capitalized in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86. The Company did not capitalize any software development costs during the three months ended March 31, 1997.

         Due to its experience with product returns, the Company increased product sale reserves substantially in the first quarter of 1996, and deferred revenue recognition on all shipments of WINCheckIt 4.0 and CheckIt Diagnostic Kit during that period.

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

         The demands on the Company's management and resources has increased over the past two years. It is likely that the Company will be required to hire and train additional technical, marketing, and administrative personnel; implement additional operating and financial controls; install additional reporting and management information systems for order processing, system monitoring, customer service and financial reporting; and otherwise improve coordination between the design, development, duplication and packaging, marketing, sales, service, and finance functions. The Company's future operating results will depend on management's ability to successfully maintain controls and build the infrastructure.

PRODUCTS

The following table sets forth the products currently marketed by the Company:

                                                                                                                 INITIAL RELEASE
PRODUCT TITLE                                        DESCRIPTION                                                       DATE
-----------------                 ----------------------------------------------------------------               ----------------
e.Support(TM)                    e.Support is an electronic support system which allows users to                   December 1996
                                 communicate with multiple vendors from one simple user interface                   (Testing)
                                 on the user's system. e.Support allows the user to send a Problem
                                 Report, Information Request, Registration, "How To" Request or
                                 Feedback to a vendor electronically via a modem, LAN or Internet connection, and contains the option to include system diagnostic information, and user-attached files.

PC-cillin II(R)                  PC-cillin II provides automatic protection from computer viruses.                 October 1996
                                 PC-cillin II monitors virus sources, adjusts protection
                                 automatically, and removes viruses.  PC-cillin II utilizes the latest in ActiveX technology and includes the new patent-pending
                                 Macro Shield(TM) that detects known and unknown macro viruses.  A new version, PC-cillin NT, is now available to operate on Windows NT.

CheckIt(R)                       For use with DOS, Windows 3.1 and Windows 95, this multi-utility                  March 1996
Diagnostic Kit                   package is designed to meet the specific needs of both technicians and technical users.  It includes the new CheckIt 4 program, a portable, self-booting DOS utility that provides extensive hardware testing and configuration analysis features; the new WINCheckIt Pro, an advanced version of WINCheckIt; Qualitas RAMexam, a comprehensive PC memory test;
                                 plus a four-volume McGraw-Hill Technical Reference Library on CD-ROM, computer screwdrivers, and a set of three loopback plugs.

WINCheckIt(R) 4.0                This Windows-based utility provides a suite of diagnostic tools,                  October 1995
                                 normally found in separate programs, that have been designed to work in both Windows 95 and Windows 3.1 environments WINCheckIt includes an uninstall utility, a modem test, a comprehensive CD-ROM diagnostic utility, and a four-volume McGraw-Hill technical reference library on CD-ROM.

FastMove!(R)                     A file synchronization and transfer program with ZIPSync that                     March 1995
                                 keeps the files and directories on desktop PCs, laptops, networks and Zip drive, synchronized and up-to-date with the click of  a button.  ZIPSync is the first utility of its kind to synchronize and catalog files on a Zip drive.  FastMove! includes an Ultra Flex
                                 Parallel Transfer Cable.

RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand and all percentages are approximate

         The following table sets forth certain statement of operations data as a percentage of total revenues for the three months ended March 31, 1997 and 1996:

                                         1997                     1996
                                         -----                   ------
Revenue:
         Product sales                    97.6%                    86.6%
         Royalty income                    2.4                     13.4
                                         -----                   ------
         Total revenue                   100.0                    100.0
Cost of sales                             36.9                     92.4
                                         -----                   ------
         Gross profit                     63.1                      7.6
Sales and marketing                       46.5                    125.7
General and administrative                11.2                     60.5
Research and development                  18.9                     34.5
Litigation costs                                                   57.8
                                        ------                   ------
Loss from operations                     (13.5)                  (270.9)
Other income, net                          6.2                     25.2
                                        ------                   ------
Net loss                                  (7.3)%                 (245.7)%
                                        ======                   ======


COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Revenue. Product sales increased from 1996 to 1997 due to improved sales of the Company's PC-cillin and CheckIt Diagnostic Kit products at the retail store level. Sales of WINCheckIt 4.0 also increased in 1997 as compared to 1996, but still lag management's expectations.

         Royalty income declined due to decreased sales of the Company's products by European copublishers. Due to this decline and the increase in product sales, royalty income decreased as a percentage of total revenues, from 13.4% in 1996 to 2.4% in 1997.

         Gross Profit. Gross profit as a percentage of total revenues increased from 7.6% in 1996 to 63.1% in 1997. Gross profit in 1996 was unusually low due to inventory write-offs resulting from returned product which could not be resold. Additionally, 1997 gross profit is higher due to lower per-unit royalty costs, and decreased amortization of software development costs.

         Sales and Marketing Expense. The increase in sales and marketing expense was primarily attributable to an increase in the number of customer service, technical support and marketing personnel in 1997 as compared to 1996. Additionally, direct mail, media advertising and customer support costs increased in 1997 as compared to 1996. Due to the increase in product sales, sales and marketing expenses declined as a percentage of total revenues from 125.7% in 1996 to 46.5% in 1997.

         General and Administrative Expense. General and administrative expense in the three months ended March 31, 1996 included compensation expense recorded in connection with the resignation of a Company officer. Excluding this cost, general and administrative expense remained relatively constant in 1997 from 1996 levels. As a percentage of total revenues, general and administrative expenses decreased from 60.5% in 1996 to 11.2% in 1997.

         Research and Development Expense. The increase in research and development expense in 1997 from 1996 was attributable primarily to the hiring of additional programmers and increased use of outside programmers to develop existing product upgrades and new products. A substantial portion of the increase in research and development expenses relate to the development of the e.Support product line. Due to the increase in product sales, research and development expense decreased as a percentage of total revenues, from 34.5% in 1996 to 18.9% in 1997.

         Litigation Costs. During the first quarter of 1996 the Company incurred legal expense in the defense against class action and derivative suits against the Company and certain of its officers and directors.

         Other Income.   Other income is comprised primarily of interest earned
on the Company's investments. Investment income declined in the first quarter of 1997 compared to the first quarter of 1996 as the Company reduced investment holdings in 1997 to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1997 the Company used cash resources of $683,000 for operating activities and purchased equipment totaling $83,000. The Company sold investments in debt securities totaling $9,148,000, and reinvested $9,085,000 of the proceeds from such sales in similar securities. The Company also received proceeds from exercises of common stock options aggregating $26,000.

         The Company's cash, cash equivalents, restricted cash, and investments totaled $13,632,000 at March 31, 1997. Working capital increased from $7,152,000 at December 31, 1996 to $7,307,000 at March 31, 1997. Cash and cash equivalents decreased from $2,894,000 at December 31, 1996 to $2,217,637 at March 31, 1997. The increase in working capital was due primarily to reclassification of certain investments from long-term to current assets as they approach maturity. The decrease in cash and cash equivalents was primarily due to the net loss incurred by the Company in the first quarter of 1997. Management believes that the Company will use approximately $400,000 for equipment and other capital expenditures during the remainder of 1997.

         In September 1996 the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and expires in September 1997. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The bank prime rate at March 31, 1997 was 8.5%. There were no borrowings under the bank line of credit at March 31, 1997. This borrowing facility requires the Company to maintain minimum shareholders' equity of $10,000,000, minimum aggregate cash, cash equivalents and investments of $12,000,000, prohibits acquisitions of other entities without the prior approval of the bank, and restricts the payments of cash dividends.

         Management believes that the Company's existing cash and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through March 31, 1998. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, expand the direct sales force for corporate customers, and for general corporate customers. The execution of such plans may include strategic acquisitions of or investments in complementary businesses, products or technologies.

RECENT ACCOUNTING PRONOUNCEMENT

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS
128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three months ended March 31, 1997, the amount reported as net loss per share is not materially different than would have been reported for basic and diluted loss per share in accordance with SFAS No. 128.

BUSINESS RISKS

         This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report

         These risk factors include the risk that the products under development prove more difficult to develop than currently anticipated, resulting in delays in reaching the market or even in planned products having to be abandoned. Moreover, with or without delays in bringing new products to market, it is possible that the Company's competitors will bring to market successful competing products which reduce the size of, or eliminate altogether, the market for the Company's planned products. Furthermore, several of the products under consideration involve complicated communication systems, which is an area where the Company has little experience, and thus it may find that the technological problems are more difficult than presently anticipated. In addition, the software industry is characterized by rapid change and technological advancement, including a trend by hardware manufacturers to feature pre-loaded software packages in computers. This could reduce demand for the Company's products, if such pre-loaded software performs many of the same functions as the Company's currently marketed or currently under-development software.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

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

         Under the principal terms of the agreement, the parties stipulated to the definition of the class set forth above, and the Company established a settlement fund consisting of $500,000 and 200,000 newly-issues shares of common stock. The Company also adopted a written policy on insider trading.

         On April 17, 1997 the Court entered a "Final Judgment and Order of Dismissal" approving the settlement and dismissing the class action in its entirety.

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

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION
         -----------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a.  Exhibits

             Exhibit 27 -- Financial Data Schedule

         b.  Reports on Form 8-K

             None

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





                                        TOUCHSTONE SOFTWARE CORPORATION
                                                  (Registrant)



/s/   Larry S. Jordan                              President, Chief Executive
---------------------------                        Officer and Director
      Larry S. Jordan         Dated: May 9, 1997





/s/   Ronald R. Maas                                Executive Vice President,
---------------------------                         Chief Financial Officer,
      Ronald R. Maas          Dated: May 9, 1997    Principal Accounting Officer
                                                    and Director