Form 10QSB
period 1997-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1997-08-14
CIK 751160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _________________

Commission file No. 0-12969


                         TOUCHSTONE SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                              95-3778226
          --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                  2124 Main Street, Huntington Beach, CA 92648
                  --------------------------------------------
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

                        Yes X                No _____

                         As of August 1, 1997 there were
                  7,842,235 shares of Common Stock outstanding

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         TOUCHSTONE SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)

  A S S E T S
  -----------
  Current assets:
      Cash and cash equivalents.......................           $ 1,226,078
      Restricted cash ................................               500,000
      Investments ....................................             7,861,824
      Income tax refund receivable ...................                32,790
      Accounts receivable, net .......................               387,139
      Inventories ....................................               187,101
      Prepaid expenses and other current assets ......               247,276
                                                                 -----------
        Total current assets .........................            10,442,208

  Investments ........................................             3,182,720
  Property, net ......................................               537,958
  Other assets .......................................                30,174
                                                                 -----------
                                                                 $14,193,060
                                                                 ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  Current liabilities:
      Accounts payable ...............................           $ 1,655,102
      Accrued payroll and related expenses ...........               334,915
      Accrued cooperative advertising costs ..........               703,015
      Other accrued liabilities ......................               719,295
                                                                 -----------
        Total current liabilities ....................             3,412,327

  Deferred compensation ..............................                74,500
  Deferred lease obligation ..........................                56,292

  Shareholders' equity:
      Preferred stock, $.001 par value, 3,000,000
      shares authorized, none issued or outstanding
      Common stock, $.001 par value; 20,000,000 shares
      authorized; issued and outstanding,
      7,842,235 shares                                                 7,842
      Additional paid-in capital .....................            18,628,794
      Accumulated deficit ............................            (7,962,606)
      Notes receivable from sale of common stock .....               (24,089)
                                                                 -----------
        Total shareholders' equity ...................            10,649,941
                                                                 -----------
                                                                 $14,193,060
                                                                 ===========









           See accompanying notes to consolidated financial statements

                         TOUCHSTONE SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three months                            Six  months
                                                          ended June 30,                         ended June 30,
                                                     1997               1996                1997              1996
                                                     ----               ----                ----              ----
Revenues:
   Product sales                                  $  1,799,858     $   1,620,582         $  4,668,070      $  2,275,126
   Royalty income                                       62,465            61,678              133,276           163,205
                                                  ------------     -------------         ------------      ------------
         Total revenues                              1,862,323         1,682,260            4,801,346         2,438,331
Cost of sales                                          835,453           690,591            1,920,251         1,389,552
                                                  ------------     -------------         ------------      ------------
         Gross profit                                1,026,870           991,669            2,881,095         1,048,779
Operating expenses:
   Sales and marketing                               1,233,480         1,247,983            2,599,458         2,198,291
   General and administrative                          391,047           327,121              719,256           784,438
   Research and development                            739,861           344,382            1,295,510           604,932
   Litigation settlement and related costs                             1,375,000                              1,811,941
                                                  ------------     -------------         ------------      ------------
   Total operating expenses                          2,364,388         3,294,486            4,614,224         5,399,602
                                                  ------------     -------------         ------------      ------------
         Loss from operations                       (1,337,518)       (2,302,817)          (1,733,129)       (4,350,823)
Other income, net                                      187,480           214,392              366,985           404,662
                                                  ------------     -------------         ------------      ------------
Net loss                                          $ (1,150,038)    $  (2,088,425)        $ (1,366,144)     $ (3,946,161)
                                                  ============     =============         ============      =============

Net loss per share                                $      (0.15)    $      (0.28)         $      (0.18)     $      (0.53)
                                                  ============     ============          ============      ============

Weighted average shares                              7,842,000         7,484,000            7,827,000         7,425,000
                                                  ============     =============         ============      ============





           See accompanying notes to consolidated financial statements

                         TOUCHSTONE SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Six months             Six months
                                                                                  ended                  ended
                                                                              June 30, 1997          June 30, 1996
                                                                              -------------          -------------
Cash flows from operating activities:
   Net loss                                                                   $ (1,366,144)          $(3,946,161)
   Adjustments to reconcile net loss to net
     cash flows (used in) provided by operating activities:
     Depreciation and amortization                                                 128,132               144,179
     Provision for doubtful accounts                                                36,612                36,804
     Provision for obsolete inventories                                             48,816                71,858
     Write-off of software development costs                                       151,073
     Other                                                                          (3,624)               16,288
     Issuance of common stock in litigation settlement                                                   625,000
     Changes in operating assets and liabilities:
     Income tax refund receivable                                                                        657,400
     Accounts receivable                                                            43,991              (469,350)
     Inventories                                                                   491,537              (208,017)
     Prepaid expenses and other current assets                                      71,954              (186,207)
     Other assets                                                                                          2,499
     Accounts payable                                                           (1,052,592)            1,000,936
     Accrued liabilities                                                            (4,701)              369,225
                                                                              -------------          -----------
         Net cash used in operating activities                                  (1,454,946)           (1,885,546)

Cash flows from investing activities:
   Capitalized software development costs                                                                (88,818)
   Purchase of investments                                                     (14,792,042)           (5,818,015)
   Sale of investments                                                          14,733,479             6,487,560
   Purchases of property                                                          (184,260)             (169,983)
   Sale of property                                                                                        7,800
                                                                              ------------           -----------
         Net cash provided by (used in) investing activities                      (242,823)              418,544

Cash flows from financing activities:
   Proceeds from exercise of stock warrants and
     options and repayment on notes receivable                                      30,371                47,751
                                                                              ------------           -----------
         Net cash provided by financing activities                                  30,371                47,751
                                                                              ------------           -----------

Net decrease in cash and cash equivalents                                       (1,667,398)           (1,419,251)
Cash and cash equivalents, beginning of period                                   2,893,476            12,918,643
                                                                              ------------           -----------
Cash and cash equivalents, end of period                                      $  1,226,078           $11,499,392
                                                                              ============           ===========

Supplemental cash flow information:
Interest paid                                                                 $      1,483           $        --
                                                                              ============           ===========
Income taxes paid                                                             $         --           $        --
                                                                              ============           ===========








          See accompanying notes to consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.   GENERAL
     -------

         The consolidated financial statements of TouchStone Software Corporation (the Company) include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1997 and 1996, the financial position at June 30, 1997, and the cash flows for the six months ended June 30, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the TouchStone Software Corporation consolidated financial statements and notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1996.

2.   ACCOUNTS RECEIVABLE
     -------------------

         At June 30, 1997, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $96,100, $497,900, and $411,900, respectively. Certain distributors' accounts resulted in credit balances and therefore were reclassified to accounts payable.

3.   FINANCING ARRANGEMENTS
     ----------------------

         In September 1996, the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and expires in September 1997. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The prime rate was 8.5% at June 30, 1997. There were no borrowings under this line of credit at June 30, 1997. This borrowing facility requires the Company to maintain minimum shareholders' equity of $10,000,000, minimum aggregate cash, cash equivalents and investments of $12,000,000, prohibits acquisitions of other entities without the prior approval of the bank, and restricts the payments of cash dividends.

4.   SOFTWARE DEVELOPMENT COSTS
     --------------------------

         During the second quarter of 1997, the Company wrote-off previously capitalized cost of $151,000 which had been incurred to develop the Company's e.Support product as the recovery of such costs through anticipated future sales is not reasonably assured. The Company currently has no software development costs capitalized.

 5.   SUBSEQUENT EVENT
      ----------------

         On July 24, 1997, the Company reduced the exercise price of 712,300 stock options to $1.50 per share which was the fair market value on that date. These stock options had been exercisable at prices ranging from $1.85 to $3.00 per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           ---------------------------------------
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ---------------------------------------------

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

         Cost of sales includes the cost of blank diskettes, compact disks, software duplication, packaging materials and user manuals, in addition to amortization of software development costs, royalties paid to other software development companies under various agreements, and inventory obsolescence reserves. Sales and marketing expense consists primarily of salaries and commissions paid to the Company's sales, customer service and technical support personnel and expenditures for retail product merchandising and promotions. The Company's products can be expected to have short product life cycles, characterized by decreases in retail prices as a given product's life cycle advances. In order for the Company to maintain satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company did not capitalize any software development costs during the six months ended June 30, 1997.

         Due to its experience with product returns, the Company increased product sale reserves substantially in the first and second quarters of 1996, and deferred a significant portion of revenue on shipments of WINCheckIt 4.0 and CheckIt Diagnostic Kit during those periods.

         Results of operations for the three and six-month periods ended June 30, 1997 were adversely affected by a charge to expense of $151,000 for costs which had been incurred in connection with the development of the Company's e.Support product.

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

PRODUCTS

The following table sets forth the products currently marketed by the Company:



                                                                                             INITIAL RELEASE
PRODUCT TITLE                              DESCRIPTION                                            DATE
-------------                              -----------                                            ----

e.Support(TM)         e.Support  is an  electronic  support  system  which allows users to   December 1996
                      communicate  with multiple vendors from one simple user interface on   (Testing)
                      the  user's  system.  e.Support  allows  the user to send a  Problem
                      Report,  Information  Request,  Registration,  "How To"  Request  or
                      Feedback  to a vendor  electronically  via a modem,  LAN or Internet connection,  and  contains the option to include  system  diagnostic information, and user-attached files.

PC-cillin(R)          PC-cillin  provides  automatic  protection  from  computer  viruses.   November 1995
                      PC-cillin    monitors    virus    sources,     adjusts    protection   (last update
                      automatically,  and removes viruses.  PC-cillin  utilizes the latest   July 1997)
                      in ActiveX  technology  and  includes the new  patent-pending  Macro
                      Shield(TM)that  detects  known  and  unknown  macro  viruses.  A  new version, PC-cillin NT, is now available to operate on Windows NT.

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

WINCheckIt(R)         This  Windows-based  utility  provides a suite of diagnostic  tools,   October 1995
4.0                   normally  found in  separate  programs,  that have been  designed to work in both Windows 95 and Windows 3.1 environments.
                      WINCheckIt includes an uninstall utility, a modem test, a
                      comprehensive CD-ROM diagnostic utility, and a four-volume
                      McGraw-Hill technical reference library on CD-ROM.

FastMove!(R)          A file  synchronization and transfer program with ZIPSync that keeps   March 1995
                      the files and directories on desktop PCs, laptops,  networks and Zip   (last update
                      drive,  synchronized  and  up-to-date  with the  click of a  button.   October 1996)
                      ZIPSync is the first utility of its kind to synchronize  and catalog files on a Zip drive.  FastMove!  Includes  an Ultra  Flex  Parallel
                      Transfer Cable.


RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand and all percentages are approximate.

         The following table sets forth certain statement of operations data as a percentage of total revenues for the three and six months ended June 30, 1997 and 1996:


                                                     Three months                           Six months
                                                    ended June 30,                        ended June 30,
                                               1997             1996                  1997              1996
                                               ----             ----                  ----              ----
Revenue:
     Product sales                             96.6%            96.3%                 97.2%             93.3%
     Royalty income                             3.4              3.7                   2.8               6.7
                                            -------           ------                ------           -------
         Total revenue                        100.0            100.0                 100.0             100.0
Cost of sales                                  44.9             41.1                  40.0              57.0
                                            -------           ------                ------           -------
         Gross profit                          55.1             58.9                  60.0              43.0
                                            -------           ------                ------           -------
Sales and marketing                            66.2             74.2                  54.1              90.1
General and administrative                     21.0             19.4                  15.0              32.2
Research and development                       39.7             20.5                  27.0              24.8
Litigation costs                                                81.6                                    74.3
                                            -------           ------                ------           -------
Total operating expenses                      126.9            195.7                  96.1             221.4
                                            -------           ------                ------           -------
Loss from operations                          (71.8)          (136.8)                (36.1)           (178.4)
Other income, net                              10.0             12.7                   7.6              16.6
                                            -------           ------                ------           -------
         Net loss                             (61.8)%         (124.1)%               (28.5)%         (161.8)%
                                            =======           ======                ======           ======


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         Revenue. Product sales increased from 1996 to 1997 due to improved sales of the Company's PC-cillin and CheckIt Diagnostic Kit products at the retail store level. Sales of WINCheckIt 4.0 also increased in 1997 as compared to 1996, but were substantially less than they were in the first quarter of 1997.

         Royalty income remained relatively constant from 1996 to 1997. Due to the increase in product sales, royalty income decreased as a percentage of total revenues, from 3.7% in 1996 to 3.4% in 1997.

         Gross Profit. Gross profit as a percentage of total revenues decreased from 58.9% in 1996 to 55.1% in 1997. The primary reason for this decline was higher royalty costs incurred primarily in connection with sales of PC-cillin
II. Such increased costs were offset somewhat by reduced amortization of software development costs.

         Sales and Marketing Expense. The increase in sales and marketing expense was primarily attributable to an increase in the number of customer service and marketing personnel in 1997 as compared to 1996. Retail promotion costs increased from 1996 to 1997, but such increased costs were somewhat offset by a decline in media advertising expenses and by reduced costs of the Company's European operations. Further, sales and marketing expense increased in 1997 due to marketing development costs incurred in connection with the Company's e.Support product line. Due to the increase in product sales, sales and marketing expenses declined as a percentage of total revenues from 74.2% in 1996 to 66.2% in 1997.

         General and Administrative Expense. The increase in general and administrative expense from 1996 to 1997 was primarily due to legal costs incurred in connection with certain terminated acquisition activities. As a percentage of total revenues, general and administrative expenses increased from 19.4% in 1996 to 21.0% in 1997.

         Research and Development Expense. Included in research and development expense during the three months ended June 30, 1997 was a one-time charge of $151,000 to write-off previously capitalized costs incurred to develop the Company's e.Support product. Additionally, research and development expense increased in 1997 from 1996 as the Company hired additional programmers and increased use of outside programmers to develop existing product upgrades and new products. Research and development expense increased as a percentage of total revenues, from 20.5% in 1996 to 39.7% in 1997.

         Litigation Settlement and Related Costs. In June 1996 the Company reached an agreement to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of common stock in June 1996 which were valued at $625,000, the fair market value of the stock at the settlement date.

         Other Income. Other income is comprised primarily of interest earned on the Company's investments. Investment income declined in the second quarter of 1997 compared to the second quarter of 1996 as the Company reduced investment holdings in 1997 to fund operations.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Revenue. Product sales increased from 1996 to 1997 due to improved sales of the Company's PC-cillin and CheckIt Diagnostic Kit products at the retail store level. Sales of WINCheckIt 4.0 also increased in 1997 as compared to 1996, but have been declining since the beginning of 1997.

         Product sales during the second quarter of 1997 decreased by $1,079,000 from the amount reported in the first quarter of 1997 primarily because of the decline in sales of PC-cillin. Management attributes the decline in PC-cillin II sales to increasing competitive pressure for anti-virus software products at the retail level.

         Royalty income declined due to decreased sales of the Company's products by European copublishers in the first quarter of 1997. Royalty income decreased as a percentage of total revenues, from 6.7% in 1996 to 2.8% in 1997.

         Gross Profit. Gross profit as a percentage of total revenues increased from 43.0% in 1996 to 60.0% in 1997. The gross profit for the six months ended June 30, 1996 was unusually low due to inventory write-offs resulting from returned product which could not be resold in the first quarter of 1996. Additionally, gross profit is higher in 1997 due to decreased amortization of software development costs.

         Sales and Marketing Expense. The increase in sales and marketing expense was primarily attributable to an increase in the number of customer service and marketing personnel in 1997 as compared to 1996. Additionally, retail promotion and advertising costs also increased from 1996 to 1997. Further, sales and marketing expense increased in 1997 due to marketing research costs incurred in connection with the Company's e.Support product line. Such increased costs were offset somewhat by reduced costs of the Company's European operations. Due to the increase in product sales, sales and marketing expenses declined as a percentage of total revenues from 90.1% in 1996 to 54.1% in 1997.

         General and Administrative Expense. General and administrative expense in the six months ended June 30, 1996 included compensation expense recorded in connection with the resignation of a Company officer. Excluding this cost, general and administrative expense increased in 1997 from 1996 levels due to legal costs incurred in connection with certain terminated acquisition activities. As a percentage of total revenues, general and administrative expenses declined from 32.2% in 1996 to 15.0% in 1997.

         Research and Development Expense. Included in research and development expense during the six months ended June 30, 1997 was a one-time charge of $151,000 to write-off previously capitalized costs incurred to develop the Company's e.Support product. Additionally, research and development expense increased in 1997 from 1996 as the Company hired additional programmers and increased use of outside programmers to develop existing product upgrades and new products. Research and development expense increased as a percentage of total revenues, from 24.8% in 1996 to 27.0% in 1997.

         Litigation Settlement and Related Costs. In June 1996 the Company reached an agreement to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of common stock in June 1996 which were valued at $625,000, the fair market value of the stock at the settlement date.

         Other Income. Other income is comprised primarily of interest earned on the Company's investments. Investment income declined in the six months ended June 30, 1997 compared to the six months ended June 30, 1996 as the Company reduced investment holdings in 1997 to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1997 the Company used cash resources of $1,455,000 for operating activities and purchased equipment totaling $184,000. The Company sold investments in debt securities totaling $14,733,000, and purchased similar securities aggregating $14,792,000. The Company also received proceeds from exercises of common stock options aggregating $30,000.

         The Company's cash, cash equivalents, restricted cash, and investments totaled $12,771,000 at June 30, 1997. Working capital decreased from $7,152,000 at December 31, 1996 to $7,030,000 at June 30, 1997. Cash and cash equivalents decreased from $2,894,000 at December 31, 1996 to $1,226,000 at June 30, 1997.
The decline in cash and cash equivalents and working capital was due primarily to the net loss incurred by the Company in the six months ended June 30, 1997.

         In September 1996 the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and expires in September 1997. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The bank prime rate at June 30, 1997 was 8.5%. There were no borrowings under the bank line of credit at June 30, 1997. This borrowing facility requires the Company to maintain minimum shareholders' equity of $10,000,000, minimum aggregate cash, cash equivalents and investments of $12,000,000, prohibits acquisitions of other entities without the prior approval of the bank, and restricts the payments of cash dividends. The Company is currently in negotiation with its bank to extend the term of the line of credit.

         Management believes that the Company's existing cash and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through June 30, 1998. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, expand the direct sales force for corporate customers, and for general corporate customers. The execution of such plans may include strategic acquisitions of or investments in complementary businesses, products or technologies.

RECENT ACCOUNTING PRONOUNCEMENT

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS
128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three and six month periods ended June 30, 1997, the amount reported as net loss per share is not materially different than would have been reported for basic and diluted loss per share in accordance with SFAS No. 128.

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

         The Company has made significant commitments of time, effort, and expense in its efforts to develop and bring to market the e.Support product. In the second quarter of 1997, management wrote-off previously capitalized costs incurred to develop e.Support aggregating $151,000 due to concerns that such costs may not be recoverable from future sales of the e.Support product. The success of e.Support depends largely on the Company's ability to market and sell e.Support directly to computer hardware manufacturers, software publishers, and on-line service providers. The Company has limited experience in marketing and selling its software products to such businesses. There is a risk that the Company will not be able to successfully market and sell e.Support to such customers. There is a similar risk that e.Support products will not gain sufficient consumer/marketplace acceptance.

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

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

         On October 9, 1996 an entity known as Intervention, Incorporated ("Intervention") filed an action against the Company in the Superior Court of the State of California, Santa Clara County (C 96-04476). Intervention claims that it is a non-profit corporation bringing an action for the interests of the general public. In essence, Intervention claims that the Company is engaged in unfair competition and is violating California's Fair Packaging and Labeling Act by filling the Software packages to "substantially less than their capacities." Intervention seeks injunctive relief, unspecified attorneys' fees and damages of $1,000,000. The Company understands that eight other software companies have been named as defendants in identical lawsuits in three different counties, and that a petition to coordinate these actions has been granted. The Company believes this suit is without merit and intends to defend itself vigorously. Based on its current knowledge the Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.    CHANGES IN SECURITIES
           ---------------------

         On July 24, 1997, the Company reduced the exercise price of 712,300 stock options to $1.50 per share which was the fair market value on that date. These stock options had been exercisable at prices ranging from $1.85 to $3.00 per share.

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

      Exhibit 27 - Financial Data Schedule.

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




                                                TOUCHSTONE SOFTWARE CORPORATION
                                                           (Registrant)



/s/ Larry S. Jordan                                 President, Chief Executive
---------------------------------------------       Officer and Director
    Larry S. Jordan    Dated: August 11, 1997





/s/ Ronald R. Maas                                  Executive Vice President,
---------------------------------------------       Chief Financial Officer,
    Ronald R. Maas     Dated: August 11, 1997       Principal Accounting Officer
                                                    and Director