Form 10QSB
period 1997-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1997-11-13
CIK 751160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _________________

Commission file No. 0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                        95-3778226
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)

                  2124 Main Street, Huntington Beach, CA 92648
               --------------------------------------------------
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

              Yes    X                           No
                  -------                           -------

                        As of November 1, 1997 there were
                  7,867,585 shares of Common Stock outstanding

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                         TOUCHSTONE SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


A S S E T S
-----------
Current assets:
  Cash and cash equivalents                                  $    740,510
  Restricted cash                                                 500,000
  Investments                                                   8,871,079
  Income tax refund receivable                                     32,790
  Accounts receivable, net                                        241,593
  Inventories                                                     190,964
  Prepaid expenses and other current assets                       219,838
                                                             ------------
       Total current assets                                    10,796,774

Investments                                                     2,085,080
Property, net                                                     455,968
Other assets                                                       31,169
                                                             ------------
                                                             $ 13,368,991
                                                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                           $  1,478,220
  Accrued payroll and related expenses                            410,644
  Accrued cooperative advertising costs                           778,005
  Other accrued liabilities                                       624,527
                                                             ------------
       Total current liabilities                                3,291,396

Deferred compensation                                              74,500
Deferred lease obligation                                          56,292

Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000
    shares authorized, none issued or outstanding
  Common stock, $.001 par value; 20,000,000 shares
    authorized; issued and outstanding, 7,856,335 shares            7,856
  Additional paid-in capital                                   18,639,301
  Accumulated deficit                                          (8,676,265)
  Notes receivable from sale of common stock                      (24,089)
                                                             ------------
       Total shareholders' equity                               9,946,803
                                                             ------------
                                                             $ 13,368,991
                                                             ============

             See accompanying notes to consolidated financial statements

                         TOUCHSTONE SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three months                     Nine months
                                       ended September 30,             ended September 30,
                                       1997          1996             1997             1996
                                       ----          ----             ----             ----
Revenues:
  Product sales                     $1,319,643    $2,366,084       $ 5,987,713     $ 4,641,210
  Royalty income                       123,612        94,792           256,888         257,997
                                    ----------    ----------       -----------     -----------
       Total revenues                1,443,255     2,460,876         6,244,601       4,899,207
Cost of sales                          484,350     1,026,179         2,404,601       2,415,731
                                    ----------    ----------       -----------     -----------
       Gross profit                    958,905     1,434,697         3,840,000       2,483,476
Operating expenses:
  Sales and marketing                1,066,253     1,250,996         3,665,711       3,449,287
  General and administrative           315,271       340,014         1,034,527       1,124,453
  Research and development             458,629       407,240         1,754,139       1,012,172
  Litigation settlement and
   related costs                                                                     1,811,941
                                    ----------    ----------       -----------     -----------
  Total operating expenses           1,840,153     1,998,250         6,454,377       7,397,853
                                    ----------    ----------       -----------     -----------
       Loss from operations           (881,248)     (563,553)       (2,614,377)     (4,914,377)
Other income, net                      167,588       208,588           534,573         613,250
                                    ----------    ----------       -----------     -----------
Net loss                            $ (713,660)   $ (354,965)      $(2,079,804)    $(4,301,127)
                                    ==========    ==========       ===========     ===========

Net loss per share                  $    (0.09)   $   (0.05)       $     (0.27)    $     (0.57)
                                    ==========    =========        ===========     ===========

Weighted average shares              7,847,000    7,669,000          7,833,000       7,507,000
                                    ==========    =========        ===========     ===========

             See accompanying notes to consolidated financial statements

                         TOUCHSTONE SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine months         Nine months
                                                                  ended               ended
                                                           September 30, 1997   September 30, 1996
                                                           ------------------   ------------------
Cash flows from operating activities:
  Net loss                                                     $ (2,079,804)     $ (4,301,127)
  Adjustments to reconcile net loss to net
    cash flows (used in) provided by operating activities:
    Depreciation and amortization                                   189,752           236,756
    Provision for doubtful accounts                                  44,817            61,304
    Provision for obsolete inventories                              206,550           103,858
    Write-off of software development costs                         151,073
    Other                                                            11,853            24,435
    Issuance of common stock in litigation settlement                                 625,000
Changes in operating assets and liabilities:
    Income tax refund receivable                                                      690,990
    Accounts receivable                                             181,332          (320,787)
    Inventories                                                     329,940          (134,817)
    Prepaid expenses and other current assets                        99,401          (194,214)
    Other assets                                                       (995)            2,501
    Accounts payable                                             (1,229,474)          179,625
    Accrued liabilities                                              51,250           291,626
                                                               ------------      ------------
       Net cash used in operating activities                     (2,044,305)       (2,734,850)
Cash flows from investing activities:
  Capitalized software development costs                                             (141,076)
  Purchase of investments                                       (24,137,657)      (12,929,123)
  Sale of investments                                            24,162,287         7,530,560
  Purchases of property                                            (203,282)         (254,517)
  Sale of property                                                   30,350             7,800
                                                               ------------      ------------
       Net cash used in investing activities                       (148,302)       (5,786,356)

Cash flows from financing activities:
  Proceeds from exercise of stock warrants and
    options and repayment on notes receivable                        39,641            78,029
                                                               ------------      ------------
       Net cash provided by financing activities                     39,641            78,029
                                                               ------------      ------------
Net decrease in cash and cash equivalents                        (2,152,966)       (8,443,177)
Cash and cash equivalents, beginning of period                    2,893,476        12,918,643
                                                               ------------      ------------
Cash and cash equivalents, end of period                       $    740,510      $  4,475,466
                                                               ============      ============
Supplemental cash flow information:
  Interest paid                                                $      1,483      $         --
                                                               ============      ============
  Income taxes paid                                            $         --      $         --
                                                               ============      ============


             See accompanying notes to consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.  GENERAL
    -------

       The consolidated financial statements of TouchStone Software Corporation (the Company) include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1997 and 1996, the financial position at September 30, 1997, and the cash flows for the nine months ended September 30, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the TouchStone Software Corporation consolidated financial statements and notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1996.

2.  ACCOUNTS RECEIVABLE
    -------------------

       At September 30, 1997, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $111,000, $334,000, and $515,000, respectively. Certain distributors' accounts resulted in credit balances and therefore were reclassified to accounts payable.

3.  FINANCING ARRANGEMENTS
    ----------------------

       In September 1997, the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and expires in September 1998. Borrowings will bear interest at the bank's prime rate, and are collateralized by a $500,000 certificate of deposit. The bank's prime rate was 8.5% at September 30, 1997. There were no borrowings under this line of credit at September 30, 1997. This borrowing facility requires the Company to maintain minimum shareholders' equity of $9,000,000, minimum aggregate cash, cash equivalents and investments of $10,000,000, prohibits acquisitions of other entities without the prior approval of the bank, and restricts the payments of cash dividends.

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

GENERAL

       The Company's revenues consist of product sales and royalty income. Royalty income is derived, from international sales of the Company's products under agreements with co-publishers, and OEM customers in the U.S.

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

       Cost of sales includes the cost of blank diskettes, compact disks, software duplication, packaging materials and user manuals, in addition to royalties paid to other software development companies under various agreements, and inventory obsolescence reserves. Sales and marketing expense consists primarily of salaries and commissions paid to the Company's sales, customer service and technical support personnel and expenditures for retail product merchandising and promotions. The Company's products can be expected to have short product life cycles, characterized by decreases in retail prices as a given product's life cycle advances. In order for the Company to maintain satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. During the nine months ended September 30, 1997, technical feasibility was reached concurrently with the release of the relate product. Accordingly, the Company did not capitalize any software development costs during the nine months ended September 30, 1997.

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

PRODUCTS

The following table sets forth the products currently marketed by the Company:

                                                                                         INITIAL RELEASE
PRODUCT TITLE                              DESCRIPTION                                        DATE
-------------     --------------------------------------------------------------         ---------------

CheckIt           CheckIt version 5 for Windows 95! gets all the detailed system          October 1997
                  information, tests system components, pinpoints problems,
                  locates hidden conflicts, and restores critical system files for fast and easy PC troubleshooting. CheckIt automatically detects problems, identifies exactly what isn't working, and guides the user directly to the information and tests needed to fix it.

CheckIt           The CheckIt Professional Edition features the portable,                 October 1997
Professional      self-booting diagnostics of CheckIt for DOS, new CheckIt v. 5
Edition(R)        for Windows 95, and the award-winning PC-cillin 3.0
                  Anti-Virus. Professional technicians use this product to
                  troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration, calibrate video components, benchmark PC performance, and conduct burn-in and certification tests. The CheckIt Professional Edition includes a year of free program upgrades via the Internet.

e.Support(R)      e.Support is an electronic support system which allows users            December 1996
                  to communicate with multiple vendors from one simple user               (Testing)
                  interface on the user's system. e.Support allows the user to send a Problem Report, Information Request, Registration, "How
                  To" Request or Feedback to a vendor electronically via a
                  modem, LAN or Internet connection, and contains the option to include system diagnostic information, and user-attached
                  files.

PC-cillin(R)      PC-cillin provides automatic protection from computer viruses.          November 1995
                  PC-cillin monitors virus sources, adjusts protection                    (last update
                  automatically, and removes viruses. PC-cillin's exclusive               July 1997)
                  patent-pending Macro Trap(R) technology detects both known and unknown macro viruses. PC-cillin is available for DOS,
                  Windows3.1, Windows 95, and Windows NT.

CheckIt(R)        For use with DOS, Windows 3.1 and Windows 95, this                      March 1996
Diagnostic Kit    multi-utility package is designed to meet the specific needs of both technicians and technical users. It includes the new
                  CheckIt program, a portable, self-booting DOS utility that provides extensive hardware testing and configuration analysis features; the new WINCheckIt Pro, an advanced version of
                  WINCheckIt; Qualitas RAMexam, a comprehensive PC memory test;
                  plus a four-volume McGraw-Hill Technical Reference Library on
                  CD-ROM, computer screwdrivers, and a set of three loopback plugs.

WINCheckIt(R)     This Windows-based utility provides a suite of diagnostic               October 1995
                  tools, normally found in separate programs that have been
                  designed to work in both Windows 95 and Windows 3.1
                  environments. WINCheckIt includes an uninstall utility, a
                  modem test, a comprehensive CD-ROM diagnostic utility, and a four-volume McGraw-Hill technical reference library on CD-ROM.

FastMove!(R)      A file synchronization and transfer program with ZIPSync that           March 1995
                  keeps the files and directories on desktop PCs, laptops,                (last update
                  networks and Zip drives, synchronized and up-to-date with the           October 1996)
                  click of a button. ZIPSync is the first utility of its kind to synchronize and catalog files on a Zip drive. FastMove!
                  Includes an Ultra Flex Parallel Transfer Cable.

RESULTS OF OPERATIONS

       The following information should be read in conjunction with the unaudited consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand and all percentages are approximate.

       The following table sets forth certain statement of operations data as a percentage of total revenues for the three and nine months ended September 30, 1997 and 1996:

                                      Three months                 Nine months
                                   ended September 30,         ended September 30,
                                  1997          1996            1997         1996
                                  ----          ----            ----         ----
Revenue:
    Product sales                 91.4%         96.1%           95.9%        94.7%
    Royalty income                 8.6           3.9             4.1          5.3
                                 -----        ------           -----        -----
       Total revenue             100.0         100.0           100.0        100.0
Cost of sales                     33.6          41.7            38.5         49.3
                                 -----        ------           -----        -----
       Gross profit               66.4          58.3            61.5         50.7
                                 -----        ------           -----        -----
Sales and marketing               73.9          50.8            58.7         70.4
General and administrative        21.8          13.8            16.6         22.9
Research and development          31.8          16.5            28.1         20.7
Litigation costs                                                             37.0
                                 -----        -----            -----        -----
Total operating expenses         127.5          81.1           103.4        151.0
                                 -----        ------           -----        -----
Loss from operations             (61.1)        (22.8)          (41.9)      (100.3)
Other income, net                 11.6           8.5             8.6         12.5
                                 -----        ------           -----        -----
       Net loss                  (49.5)%       (14.3)%         (33.3)%      (87.8)%
                                 =====        ======           =====        =====


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

       Revenue. Product sales decreased from 1996 to 1997 as PC-cillin sales were impacted by the increasing competition in the anti-virus product market. A new version of PC-cillin shipped in July but retail sales did not begin until August. Other products also declined in sales as a result of competition and the maturing of the WINCheckIt 4.0 product line.

       Royalty income increased slightly from 1996 to 1997. Due to the decrease in product sales, royalty income increased as a percentage of total revenues, from 3.9% in 1996 to 8.6% in 1997.

       Gross Profit. Gross profit as a percentage of total revenues increased from 58.3% in 1996 to 66.4% in 1997. The primary reasons for this increase was lower costs of material associated with a different mix of products. Additionally, there was no amortization of development costs in 1997 as all development costs had been previously expensed.

       Sales and Marketing Expense. The decrease in sales and marketing expense was primarily attributable to a decrease in commissions, direct mail advertising, and outside services in 1997 as compared to 1996. Due to the decrease in product sales, sales and marketing expenses increased as a percentage of total revenues from 50.8% in 1996 to 73.9% in 1997.

       General and Administrative Expense. The decrease in general and administrative expense from 1996 to 1997 was insignificant. Due to the decrease in product sales, general and administrative expenses increased as a percentage of total revenues from 13.8% in 1996 to 21.8% in 1997.

       Research and Development Expense. Research and development expense increased in 1997 from 1996 as the Company hired additional programmers to develop new products and upgrade the Company's existing product line. In combination with the increased expense and the decrease in product sales, research and development expense increased as a percentage of total revenues, from 16.5% in 1996 to 31.8% in 1997.

       Other Income. Other income is comprised primarily of interest earned on the Company's investments. Investment income declined in the third quarter of 1997 compared to the third quarter of 1996 as the Company reduced investment holdings in 1997 to fund operations.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

       Revenue. Product sales increased from 1996 to 1997 due to improved sales of the Company's PC-cillin and CheckIt Diagnostic Kit products at the retail store level in the first quarter of 1997. Sales of WINCheckIt 4.0 also increased early in 1997 as compared to 1996, but have been declining since the beginning of 1997.

       Royalty income was not significantly different in 1997 compared to 1996. Due to the increase in product sales, royalty income decreased as a percentage of total revenues, from 5.3% in 1996 to 4.1% in 1997.

       Gross Profit. Gross profit as a percentage of total revenues increased from 50.7% in 1996 to 61.5% in 1997. The gross profit for the nine months ended September 30, 1996 was unusually low due to inventory write-offs occurring in the first quarter of 1996 resulting from returned product. Additionally, gross profit is higher in 1997 due to decreased amortization of software development costs.

       Sales and Marketing Expense. The increase in sales and marketing expense was primarily attributable to an increase in the number of customer service and marketing personnel in 1997 as compared to 1996. Additionally, retail promotion and advertising costs also increased from 1996 to 1997. Further, sales and marketing expense increased in 1997 due to marketing research costs incurred in connection with the Company's e.Support product line. Such increased costs were offset somewhat by reduced costs of the Company's European operations. Due to the increase in product sales, sales and marketing expenses declined as a percentage of total revenues from 70.4% in 1996 to 58.7% in 1997.

       General and Administrative Expense. General and administrative expense in the nine months ended September 30, 1996 included compensation expense recorded in connection with the resignation of a Company officer. Excluding this cost, general and administrative expense increased in 1997 from 1996 levels due to legal costs incurred in connection with certain terminated acquisition activities. Additionally, facility rent and equipment depreciation increased from 1996 to 1997. As a percentage of total revenues, general and administrative expenses declined from 22.9% in 1996 to 16.6% in 1997.

       Research and Development Expense. Included in research and development expense during the second quarter of 1997 was a one-time charge of $151,000 to write-off previously capitalized costs incurred to develop the Company's e.Support product. Additionally, research and development expense increased in 1997 from 1996 as the Company hired additional programmers and increased the use of outside programmers to develop new products and upgrade the Company's existing product line. Research and development expense increased as a percentage of total revenues, from 20.7% in 1996 to 28.1% in 1997.

       Litigation Settlement and Related Costs. In June 1996 the Company reached an agreement to settle three shareholder class action and derivative suits against the Company and certain of its officers and directors. Under the principal terms of the agreement, the Company established a settlement fund consisting of $500,000 and 200,000 newly-issued shares of the Company's common stock, which were valued at $625,000, the fair market value of the stock at the settlement date.

       Other Income. Other income is comprised primarily of interest earned on the Company's investments. Investment income declined in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 as the Company reduced investment holdings in 1997 to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

       During the nine months ended September 30, 1997 the Company used cash resources of $2,044,000 for operating activities and purchased equipment totaling $203,000. The Company sold investments in debt securities totaling $24,162,000, and purchased similar securities aggregating $24,138,000. The Company also received proceeds from exercises of common stock options aggregating $40,000.

       The Company's cash, cash equivalents, restricted cash, and investments totaled $12,197,000 at September 30, 1997. Working capital increased from $7,152,000 at December 31, 1996 to $7,505,000 at September 30, 1997. Cash and
cash equivalents decreased from $2,894,000 at December 31, 1996 to $741,000 at September 30, 1997. The decline in cash and cash equivalents and working capital was due primarily to the net loss incurred by the Company in the nine months ended September 30, 1997.

       In September 1997 the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and expires in September 1998. Borrowings will bear interest at the bank's prime rate, and are collateralized by a $500,000 certificate of deposit. The bank's prime rate at September 30, 1997 was 8.5%. There were no borrowings under the bank line of credit at September 30, 1997. This borrowing facility requires the Company to maintain minimum shareholders' equity of $9,000,000, minimum aggregate cash, cash equivalents and investments of $10,000,000, prohibits acquisitions of other entities without the prior approval of the bank, and restricts the payments of cash dividends.

       Management believes that the Company's existing cash and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through September 30, 1998. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, expand the direct sales force for corporate customers, and for general corporate customers. The execution of such plans may include strategic acquisitions of or investments in complementary businesses, products or technologies.

RECENT ACCOUNTING PRONOUNCEMENT

        In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS
128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 requires the disclosure of basic and diluted earnings per share. For the three and nine month periods ended September 30, 1997, the amount reported as net loss per share is not materially different than would have been reported for basic and diluted loss per share in accordance with SFAS No. 128.

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective beginning with the first quarter of calendar 1998.

       In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customer. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for calendar 1998.

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

                                  TOUCHSTONE SOFTWARE CORPORATION
                                  (Registrant)

/s/  Larry S. Jordan                                 President, Chief Executive
-------------------------------------------------    Officer and Director
     Larry S. Jordan     Dated: November 11, 1997


/s/  Ronald R. Maas                                  Executive Vice President,
-------------------------------------------------    Chief Financial Officer,
     Ronald R. Maas      Dated: November 11, 1997    Principal Accounting
                                                     Officer and Director

                                INDEX TO EXHIBIT

EXHIBIT
NUMBER             DESCRIPTION
-------      -------------------------------------------------------------------
   27        Financial Data Schedule