Form 10KSB
period 1997-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 1998-03-27
CIK 751160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from                to

                         Commission File Number 0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
             (Exact name of Registrant as Specified in its Charter)

           Delaware                                       95-3778226
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

2124 Main Street, Huntington Beach, California              92648
  (Address of Principal Executive Offices)                (Zip Code)

(Registrant's Telephone Number including Area Code): (714) 969-7746

Securities Registered Pursuant to Section 12(b) of the Act: NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 2, 1998 was $15,545,380.

The issuer's revenues for the year ended December 31, 1997 were $7,915,365.

The number of shares outstanding of the registrant's classes of common stock as of March 2, 1998 was 7,886,085 shares.

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

ITEM 1. BUSINESS

GENERAL

        TouchStone Software Corporation (the "Company" or "TouchStone") is a developer and publisher of utility software used to set up, maintain, and manage personal computers and networks. The Company's utility software can be classified into three areas: diagnostic software, anti-virus software, and file transfer software. The CheckIt product line, a family of system diagnostics, is designed to meet the needs of consumers and service technicians. The CheckIt products, utilizing the Company's core technology, have continued to evolve since they were first introduced in 1988, as new versions are released periodically to provide updated hardware tests for the latest technology. The CheckIt products are sold worldwide through the retail channels with some penetration into the enterprise and OEM market. The Company also publishes PC-cillin, a popular and easy to use anti-virus product that was co-developed with a third party developer. PC-cillin, sold exclusively by the Company in North America, is marketed to the retail channel and small enterprise accounts. The Company's file transfer utility, marketed under the name of FastMove!, is primarily a retail product.

        The newest additions to the diagnostic product line are CheckIt version 5 for Windows 95 and CheckIt Professional Edition. CheckIt v.5 is completely re-engineered to take full advantage of 32-bit technology, providing in-depth hardware testing, system crash recovery, and accurate system information. CheckIt Professional Edition is a bundle of CheckIt v.5, CheckIt for DOS, PC-cillin, loop back plugs, and a screwdriver. The bundle combines the high-end diagnostic and analysis features of CheckIt and the award winning anti-virus capabilities of PC-cillin into one package, designed for PC service technicians.

        The Company's expansion into the anti-virus market came in the Fall of 1995 with the introduction of PC-cillin 95, the industry's first complete anti-virus for Windows 95 and the Internet. The product's advanced protection technology and user-friendly interface have received favorable reviews in industry publications. PC-cillin is certified by the National Computer Security Association for detecting 100% of viruses known to be "in the wild."

        Updated in 1996 and 1997, the latest release of PC-cillin Anti-Virus, which includes versions for Windows 95, Windows NT, Windows 3.x, and DOS, adds to the power and ease of the original version to protect users from all types of viruses. The program utilizes the power of the Internet with the Internet Virus Lab to keep users' protection continuously updated 24 hours a day. Plus, its patent-pending MacroTrap technology provides the top macro virus protection in the anti-virus market. PC-cillin is now widely considered a leading contender in the anti-virus category.

        TouchStone has also established a position in the file synchronization market with its FastMove! program. Designed to fit the needs of a flourishing laptop industry and an increasing number of multiple-PC owners, the new version of FastMove! with ZIPSync provides a fast, easy, and affordable way to transfer, organize, and update files, folders, and directories on a desktop PC, laptop, network, or Zip drive.

        The Company markets its products domestically primarily through software distributors, including Ingram Micro, Inc. ("Ingram Micro"), Tech Data Corporation ("Tech Data"), Navarre Corporation, and Merisel Americas, Inc., for resale through the retail channel. The Company's primary sales and marketing efforts in 1997 were directed at increasing demand for products by expanded marketing programs with dealers, retailers, education units, government resellers, catalog houses, and on-line resellers. Such efforts included the use of outside representatives to present the Company's products to retail store employees, and to promote in-store merchandising, point of sale displays, advertising, and promotional programs in such retail stores as CompUSA, Computer City, and Best Buy. The Company estimates that the number of worldwide resellers which carry the Company's products increased from approximately

1,700 in 1993 to approximately 8,500 in 1997. Additionally, the Company's enterprise sales group is focused primarily on selling product site licenses directly to large enterprise customers and the technical marketplace.

        Organized in 1982 as a California corporation, the Company reincorporated in Delaware in January 1997. The Company's executive offices are located at 2124 Main Street, Huntington Beach, California, 92648, and its telephone number is (714) 969-7746.

INDUSTRY OVERVIEW

        During the last decade, the personal computer industry has grown rapidly. The Company believes that the market will continue to expand in the future as technological advances and increased functionality, combined with lower pricing, will increasingly make personal computers common for use in both homes and businesses. Future changes in the operating systems that run personal computers may contain some of the functionality of certain utility software of the kind marketed by the Company. The software industry, including the utility market, is increasingly being dominated by a few very large competitors. However, the Company believes that the complexities created by multimedia systems utilizing CD-ROM drives and enhanced video, storage, animation, and sound capability, will continue to drive the demand for new, sophisticated, separately installed, utility software.

PRODUCTS

The following table sets forth the products currently marketed by the Company:

                                                                                INITIAL RELEASE
PRODUCT TITLE                     DESCRIPTION                                        DATE
-------------                     -----------                                        ----
CheckIt(R)     CheckIt  version 5 for  Windows  95  collects  detailed  system   October 1997
               information,  tests  system  components,   pinpoints  problems,
               locates hidden  conflicts,  and restores  critical system files for  fast and easy PC  troubleshooting.  CheckIt  automatically detects problems,  identifies  exactly what isn't working,  and guides the user  directly to the  information  and tests needed to fix it.

CheckIt        The CheckIt Professional Edition features the portable,           October 1997
Professional   self-booting diagnostics of CheckIt for DOS, new CheckIt v.5
Edition(R)     for Windows 95 and the award-winning PC-cillin 3.0
               Anti-Virus. Professional technicians use this product to
               troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration, calibrate video components, benchmark PC performance, and conduct burn-in and certification tests. The CheckIt Professional Edition includes a year of free program upgrades via the Internet.


PC-cillin(R)   PC-cillin provides automatic protection from computer             November 1995
               viruses.  PC-cillin monitors virus sources, adjusts               (last update
               protection automatically, and removes viruses.                    July 1997)
               PC-cillin's exclusive patent-pending MacroTrap(R)
               technology detects both known and unknown macro viruses.
               PC-cillin includes versions for Windows 95, Windows NT, Windows
               3.x, and DOS,.

FastMove!(R)   A file synchronization and transfer program with ZIPSync that     March 1995
               keeps the files and directories on desktop PCs,                   (last update
               laptops, networks and Zip drives, synchronized and                October 1996)
               up-to-date with the click of a button. ZIPSync is
               the first utility of its kind to synchronize and catalog
               files on a Zip drive. FastMove! Includes an Ultra Flex Parallel
               Transfer Cable.

PRODUCT DEVELOPMENT

        The Company believes that significant investment in research and development is required in order to remain competitive, accelerate the rate of product introductions, incorporate new technologies, and sustain the quality of its products. In addition to engineering and quality assurance, the Company's research and development activities include the identification and validation of a product's potential commercial success, as well as the incorporation of new technologies in new products. The Company works closely with hardware and software manufacturers to anticipate user problems with new products. These efforts and the resulting "core" technology are critical in enabling the Company to be competitive, improve quality and consistency, and quickly bring products to market.

        The product planning and development process begins with research and analysis by both the marketing and development groups. The project team typically consists of six to ten people. The Company's products require varying degrees of development time which frequently depend on the general complexity of the product. The typical length of research and development time ranges from six to 18 months. Prior to release, each product undergoes careful quality assurance testing that involves usability testing with external evaluators and a technical review of each component of the final product and testing on various hardware platforms. The Company endeavors, with the assistance of personal computer hardware, software, and peripheral suppliers, to identify potential conflicts and other factors that could lead to problems with personal computers due to incompatibility with evolving technology. The Company then adapts its "core" technology to develop products, or enhances existing ones, designed to assist the user in resolving problems or adapting to new technological environments.

        The utility software business is part of a fast changing industry and the ability of the Company to grow or to achieve reliable sources of cash flow is dependent to a large extent on the ability of the Company to develop new products and new versions of existing products. Given the results of the last two years, and the competitive factors affecting the software industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing and developing products that can compete profitably in this industry. Furthermore, several of the products currently under consideration involve complicated diagnostic technologies which are significantly more complex than those previously encountered in the development of the Company's products. This may result in significant delays and greater expense than normally encountered by the Company in the development of its products.

        The Company has worked with other companies to develop software that can be marketed and sold by the Company. These arrangements have permitted the Company to expand its product offerings without incurring all of the risks and costs of new product development. Typically, the agreements between the Company and these third parties provide that the Company pay the developer royalties as products are sold. The Company also seeks to identify products developed by others that can be published by the Company, for marketing and sale under the Company's name and trademarks and through the Company's established channels of distribution. FastMove! and the PC-cillin products were originally developed by Trend Micro Incorporated, and were subsequently modified by the Company.

        During 1997 and 1996, royalty expenses were approximately $1,076,000 and $1,314,000, respectively. Research and development expenses during 1997 and 1996 were approximately $2,146,000 and $1,470,000, respectively. In addition, the Company capitalized costs of approximately $182,000 in 1996 for the development of new software products and the enhancement of existing products. The Company did not capitalize any software development costs in 1997. When these amounts are combined the resulting totals represent 40.7% and 38.7% of total revenues for 1997 and 1996, respectively.

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

DISTRIBUTION, SALES, AND MARKETING

        The Company markets its products domestically through software distributors for resale to the retail sales channel. In 1997, Ingram Micro and Tech Data accounted for approximately 32% and 20% of product sales, respectively. These same distributors accounted for approximately 14% and 29% of 1996 product sales. The loss of or reduction in orders from either of these distributors could have a material adverse effect on the Company's revenues and profitability. The Company depends upon the continued viability and financial stability of these resellers. The Company's resellers generally offer products of several different companies, including products which compete with those of the Company. Accordingly, there is a risk that these resellers may give higher priority to products of other suppliers and reduce their efforts to sell the Company's products. In addition, any special distribution arrangements and product pricing arrangements that the Company may implement in one or more distribution channels for strategic purposes could adversely affect gross profit margins for its products. The Company's operations are subject to substantial risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of sales to its customers, large shipments in anticipation of demand which is subsequently unrealized can lead to overstocking by the distributors and substantial product returns.

        The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. In addition, there is an increasing number of companies competing for access to these channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from the retailers. As the number of software products available in the marketplace increases, competition for shelf space also increases. Since utility software typically constitutes a relatively small percentage of a retailer's sales volume, there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with high quality and adequate levels of shelf space and promotional support.

        The Company's primary marketing and sales efforts in 1997 were directed at increasing demand for products at the retail sales level, and increasing the number of mall stores, club stores, and warehouse stores which carry the Company's products. A key component of this strategy, which was begun in 1994, includes using outside representatives to present the Company's products to store employees in such retail stores as CompUSA, Computer City, and Best Buy. In addition, the Company engaged in a variety of merchandising promotions, such as end-caps, shelf-talkers, in-store posters, contests, and rebate coupons in order to increase sales. The Company has also improved its product packaging to better attract the attention of retail consumers. Licensed end-users of the Company's products include individual personal computer owners, government agencies, utilities, educational institutions, software development companies, computer product manufacturers.

        In November 1995, TouchStone established an enterprise sales group. Although this group has had limited success, the primary focus is to promote TouchStone's products directly to enterprise and small to medium-sized business customers, and the technical marketplace. Subsequent to December 31, 1997, in order to pursue a better focused sales effort, the Company entered into an agreement with an independent manufacturer's representative firm, Technology Associates Marketing Company (TAMCO). TAMCO will focus its relationship as Touchstone's new manufacturer representative firm with coverage in the Western and Southeastern states to expand the Company's coverage with value added resellers, corporate resellers, distributor channels, system integrators, online resellers, catalogs, and other retail channels. By using this firm, along with the Company's sales force, TouchStone plans to expand into the enterprise and small to medium-sized business customers. This sales model is an important leverage point as the Company expands its product line into the corporate sector.

        The Company also uses online advertising (Internet), print media advertising, direct mail, attendance at industry trade shows such as Comdex, Retail Vision, and Retail Exchange; press releases: and direct contacts through its marketing and sales force as other means of generating new sales. The

Company participates in retail promotions to obtain sales and marketing advantages at the retail level by providing allowances to certain distributors which are passed through to the retailer. These activities include endcaps, in-store advertising, promotions, brochures, catalog advertising, and software detailing to increase the effectiveness of the sales activities.

        The Company's e.Support product was developed to address problems faced by the service-management market. This product has not achieved any marketplace acceptance, and the Company has reduced its sales activity for this product to marketing e.Support to technical support departments and internal help desks at large corporations.

        Internationally, the Company markets its products through distributors. The Company has an independent sales representative in Australia and, in 1997, TouchStone appointed an individual located in Austria to serve as Managing Director of TouchStone in Europe, in order to expand and improve existing channels of product distribution. The Company is also evaluating further expansion into Asia and Latin America.

        The Company's sales force at March 2, 1998 consisted of four people based in the Company's office, all of whom receive salaries, commissions, and/or incentive bonus compensation. In addition, the Company maintains an in-house marketing department that handles most of the design and development of product packaging, advertisements, and promotional items.

DUPLICATION AND PACKAGING

        The Company's packaging material, manuals, and software duplication services are provided by third-party suppliers. Management believes that relations with these suppliers are good, that alternative sources exist and, if necessary, can be obtained with minimal disruption of the Company's operations. The Company has attempted to mitigate the risk of any such disruption by maintaining certain levels of "safety stock" inventories and the limited use of "second source" vendors.

COMPETITION

        The utility software industry is intensely competitive. Consumer demand for particular software products may be adversely affected by the increasing number of competitive products. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company's products, including Microsoft, IBM, Symantec, Network Associates, CyberMedia, Quarterdeck, and others. Each of these firms has substantially greater financial, technical, personnel, and marketing resources than the Company. Moreover, there are no proprietary barriers to entry into the utilities market that could keep competitors from developing and selling products which compete with those marketed by the Company . Increased competition may result in loss of shelf space and reduction in consumer demand or sell-through of the Company's products, any of which could have a material adverse effect on the Company's operating results.

        The Company faces increasing pricing pressures from competitors and, accordingly, competitive pressures may require the Company to reduce its prices. In addition, to the extent that Microsoft or other companies incorporate applications comparable or superior, or perceived as comparable or superior, to those offered by the Company into Windows 95, Windows NT, or other products (or separately offer such products), sales of the Company's products could be materially adversely affected, and the Company's Windows 95 or Windows NT-based products could be rendered noncompetitive or obsolete.

        The Company is in the process of developing products while possessing considerably less financial and human resources than other companies who are already leaders in the software industry.

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

EMPLOYEES

        On March 2, 1998, the Company had 46 full-time employees and two part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

        The Company has a five year lease for approximately 15,700 square feet of office space in Huntington Beach, California, expiring on March 31, 2000. The annual rent payments under this lease are currently $225,000.

ITEM 3. LEGAL PROCEEDINGS

        On October 9, 1996 an entity known as Intervention, Incorporated ("Intervention") filed an action against the Company in the Superior Court of the State of California, Contra Costa County (C 96-04476). Intervention claims that it is a non-profit corporation bringing an action for the interests of the general public. In essence, Intervention claims that the Company is engaged in unfair competition and is violating California's Fair Packaging and Labeling Act by filling the Software packages to "substantially less than their capacities." Intervention seeks injunctive relief, unspecified attorneys' fees and damages of $1,000,000. Eight other software companies have been named as defendants in identical lawsuits in three different counties; all of the actions have been coordinated in the San Francisco Superior Court (No. 4006). The Court sustained the Company's demurrer to the complaint without leave to amend on January 23, 1998 and is in the process of filing an order to this effect. In the event of an appeal, the Company will continue to defend itself vigorously. Based on its current knowledge, the Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended December 31, 1997, the Company solicited votes by proxy for the following matters:

        1.  To elect five directors of the Company


        Following are the results of votes cast as reported at the Company's annual meeting on October 27, 1997:

Proposal #1 Election of Directors                  For          Withheld
---------------------------------                  ---          --------
             Larry W. Dingus                     6,539,631       137,409
             C. Shannon Dingus                   6,539,483       135,557
             Ronald R. Maas                      6,543,839       131,751
             Kenneth C. Welch, III               6,531,372       144,218
             Larry S. Jordan                     6,499,190       177,850

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's securities have been traded on the Nasdaq National Market since May 19, 1995. The Company's securities are reported under the symbol "TSSW." The high and low closing sales prices set forth below are as reported on the Nasdaq National Market:

1998 - Quarter ended                           Low                         High
--------------------                           ---                         ----
March 31, 1998 (through March 2)              $1.72                        $3.88

1997 - Quarter ended
December 31, 1997                             $1.81                        $4.75
September 30, 1997                             1.44                         3.13
June 30, 1997                                  1.81                         2.50
March 31, 1997                                 2.44                         3.25

1996 - Quarter ended
December 31, 1996                             $2.19                        $3.63
September 30, 1996                             2.63                         3.88
June 30, 1996                                  3.13                         5.50
March 31, 1996                                 3.00                         6.25

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

        As of March 2, 1998, there were approximately 3,400 holders of record of TouchStone's common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

        TouchStone has not paid cash dividends on its common stock since its inception. TouchStone intends to employ all available funds for the development of its business, and, accordingly, does not intend to declare or pay any cash dividends in the foreseeable future. Additionally, the Company's line of credit prohibits the payment of dividends without prior approval of the bank.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business Risks" contained herein.

GENERAL

        The Company's revenues consist of product sales and royalty income. Royalty income is derived from international sales of the Company's products under agreements with co-publishers, and OEM customers in the U.S.

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

        In order for the Company to achieve satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. During the year ended December 31, 1997, technological feasibility was reached concurrently with the release of the related product. Accordingly, the Company did not capitalize any software development costs during 1997.

        Due to its experience with product returns, the Company increased product sale reserves substantially in the first and second quarters of 1996, and deferred a significant portion of revenue on shipments of WINCheckIt 4.0 and CheckIt Diagnostic Kit during those periods. The Company continues to carry a large amount of deferred revenue under the accounts payable category on the balance sheet.

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

        The Company has spent more than $2.5 million during 1996 and 1997 for costs associated with the development, sales, marketing, and administration of the e.Support product. The Company has not been successful in commercially marketing e.Support and, as of December 31, 1997, no revenue had been realized.

        The Company's financial and human resources are limited and the e.Support development project created a demand for a large portion of those resources in the latter half of 1996 and the first quarter of 1997. The Company's concentrated efforts to develop and market e.Support during 1996 and 1997 has had a negative impact on development schedules and has caused new product introductions to be delayed and sporadic.

        The negative results of e.Support and the impact of the delayed development schedules were analyzed by management during the first part of 1997. Subsequently the Company began a series of cost reduction measures in the second quarter that included a reduction in headcount of approximately 33%, and overall expense reductions, including salaries, of approximately 40%. There can be no assurances that those expense reductions were substantial enough to allow the Company to be profitable in future quarters.

        The following information should be read in conjunction with the audited consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand and all percentages are approximate.

RESULTS OF OPERATIONS

        The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

                                              1997          1996
                                             ------        ------
Revenues:
        Product sales                          96.5%         95.7%
        Royalty income                          3.5           4.3
                                             ------        ------
        Total revenues                        100.0         100.0
Cost of revenue                                36.0          45.8
                                             ------        ------
        Gross profit                           64.0          54.2
Sales and marketing                            55.2          61.8
General and administrative                     16.3          18.9
Research and development                       27.1          19.2
Litigation settlement and related costs          --          23.6
                                             ------        ------
Loss from operations                          (34.6)        (69.3)
Other income, net                               8.6          10.2
                                             ------        ------
Loss before taxes                             (26.0)        (59.1)
Provision for income taxes                       --            --
                                             ------        ------
        Net loss                              (26.0)%       (59.1)%
                                             ======        ======


COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

        Revenues. Total product sales increased slightly from 1996 to 1997 as sales of PC-cillin and CheckIt product increased. Royalty income decreased in 1997 as the product mix changed from royalty based sales to direct sales.

        Gross Profit. Gross profit as a percentage of total revenues improved from 54.2% in 1996 to 64.0% in 1997 because of lower royalty expense, lower inventory reserve expense, and there was no amortization of capitalized software costs in 1997.

        Sales and Marketing Expense. The decrease in sales and marketing expense was primarily attributable to a decrease in direct mail campaigns, lower commissions and salary, and lower advertising costs. Due to these reductions, sales and marketing expenses decreased as a percentage of total revenues from 61.8% in 1996 to 55.2% in 1997.

        General and Administrative Expense. The decrease in general and administrative expense for 1997 was attributable to reductions in financial public relations expense and reduction in headcount. Certain overhead reductions were offset by an increase in legal expense pertaining to a terminated acquisition and for a legal action filed by Intervention, Incorporated. As a percentage of total revenues, general and administrative expenses decreased from 18.9% in 1996 to 16.3% in 1997.

        Research and Development Expense. The increase in research and development expense is attributable to increased staff and overhead which was offset somewhat by a reduction in consultant expense. Additionally, the expense was higher in 1997 as there was no capitalization of software development costs and there was a direct write off of $162,000 in software development costs. Research and development expense also increased as a percentage of total revenues from 19.2% in 1996 to 27.1% in 1997

        Other Income. Interest income exceeded interest expense by approximately $789,000 in 1996 and by approximately $685,000 in 1997 as interest-bearing investments decreased.


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

        Research and Development Expense. The increase in research and development expense in 1996 from 1995 was attributable primarily to the hiring of additional programmers and increased use of outside programmers to develop existing product upgrades and new products. Approximately $500,000 was attributable to development of new products, including e.Support. Research and development expense also increased as a percentage of total revenues, from 7.8% in 1995 to 19.2% in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the year ended December 31, 1997, the Company used cash resources of $2,608,000 for operating activities, and purchased equipment totaling $227,000. The Company also received proceeds from the sale of common stock and repayment of notes receivable aggregating $88,000.

        The Company's cash, cash equivalents, restricted cash, and investments totaled $11,651,000 at December 31, 1997. Working capital increased from $7,152,000 at December 31, 1996 to $8,401,000 at December 31, 1997. Cash and
cash equivalents decreased from $2,893,000 at December 31, 1996 to $1,434,000 at December 31, 1997. The increase in working capital and the decrease in cash and cash equivalents was due primarily to decreased holdings of long-term investments, the decrease in accounts payable, and the net loss incurred by the Company in the year ended December 31, 1997. Management believes that the Company will use approximately $150,000 for equipment and other capital expenditures during 1998.

        In September 1997, the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and expires in September 1998. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The bank prime rate at December 31, 1997 was 8.5%. There were no borrowings under the bank line of credit at March 2, 1998. This borrowing facility requires the Company to maintain minimum shareholders' equity of $9,000,000, minimum aggregate cash, cash equivalents and investments of $10,000,000, prohibits acquisitions of other entities without the prior approval of the bank, and restricts the payments of cash dividends.

        Management believes that the Company's existing cash and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through December 31, 1998. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, and expand the direct sales force for corporate customers. The execution of such plans may include strategic acquisitions of or investments in businesses, products, or technologies.

BUSINESS RISKS

        This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

        These risk factors include the risk that products under development prove more difficult to develop than currently anticipated, resulting in delays in reaching the market, significantly greater development costs, or even in planned products having to be abandoned. Moreover, with or without delays in bringing new products to market, it is possible that the Company's competitors will bring to market successful competing products which reduce the size of, or eliminate altogether, the market for the Company's planned products. In addition, the software industry is characterized by rapid change and technological advancement, including a trend by hardware manufacturers to feature pre-loaded software packages in computers. This could reduce demand for the Company's products, if such pre-loaded software performs many of the same functions as the Company's currently marketed product or technology currently under-development.

        The utility software business is part of a fast changing industry and the ability of the Company to grow or to predict future revenue is dependent to a large extent on the ability of the Company to develop new products and new versions of existing products. Given the results of the last two years, and the competitive factors affecting this industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing and developing products that can compete profitably in this industry. Furthermore, several of the products currently under consideration involve complicated diagnostic technologies which are significantly more complex than those previously encountered in the development of the Company's products. This may result in significant delays and greater expense than normally encountered by the Company in the development of its products.

        With respect to statements regarding the sales force and the plan to broaden the Company's customer base, the Company intends on entering new markets and, in so doing, will compete against other companies having greater resources. There is a risk that the Company will not be able to penetrate these new markets successfully, but will nonetheless incur sales and administrative expenses in attempting to do so, as well as research and development costs. With regard to the planned expansion of the Company's presence at retail chains, the Company competes against many other software vendors both directly, in the form of competing products, and indirectly, with even non-competing products for limited shelf space at retailers and distributors. To a large extent, the Company's success in this regard will be a function of the Company's ability to develop new products or new versions of existing products, along with market acceptance of the Company's products currently being sold at retail.

        The Company has made significant commitments of time, effort, and expense in its efforts to develop and bring to market the e.Support product. As of December 31, 1997, TouchStone had not realized any revenue from the e.Support product. While the Company is engaging in efforts to market the product to select customers, management has no expectations of recovering any significant portion of its investment in this product.

        Management has assessed the impact of the transition to the year 2000 on its products and the software applications that are used internally. Management believes that all current versions of the Company's products are, and future releases will be, year 2000-compliant. Management has received confirmation from vendors of certain purchased software used internally by the Company that current releases or upgrades eliminate any year 2000-related issues. The Company believes that becoming year 2000-compliant has not had a significant impact on the financial position or results of operations of the Company. If the Company has failed to become year 2000-compliant with respect to any of its products, such failure could have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS                                               PAGE
----------------------------                                               ----
Index to Financial Statements:

    1.  Independent Auditors' Report                                         18

    2.  Consolidated Financial Statements:

             Consolidated  Balance Sheets as of December 31, 1997
             and December 31, 1996.                                          19

             Consolidated Statements of Operations for the years ended
             December 31, 1997 and 1996.                                     20

             Consolidated Statements of Shareholders' Equity for
             the years ended December 31, 1997 and 1996.                     21

             Consolidated Statements of Cash Flows for
             the years ended December 31, 1997 and 1996.                     22

             Notes to Consolidated Financial Statements.                     23

INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
  TouchStone Software Corporation:


We have audited the accompanying consolidated balance sheets of TouchStone Software Corporation and subsidiary (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP

Costa Mesa, California
February 6, 1998

                         TouchStone Software Corporation
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                                                            1997                 1996
                                                        ------------         ------------
ASSETS

Current assets:
   Cash and cash equivalents                            $  1,433,861         $  2,893,476
   Investments                                             8,410,133            6,683,965
   Restricted cash                                           500,000              500,000
   Accounts receivable, net                                  472,148              467,742
   Inventories, net                                          283,141              727,454
   Prepaid expenses and other current assets                 263,202              351,974
                                                        ------------         ------------
         Total current assets                             11,362,485           11,624,611

Investments                                                1,306,860            4,289,242
Property, net                                                420,033              470,104
Software development costs, net                                                   162,842
Other assets                                                  31,171               30,177
                                                        ------------         ------------
                                                        $ 13,120,549         $ 16,576,976
                                                        ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  1,352,300         $  2,707,694
   Accrued payroll and related expenses                      273,628              359,621
   Accrued cooperative advertising costs                     854,134              705,571
   Other accrued liabilities                                 481,474              699,234
                                                        ------------         ------------
         Total current liabilities                         2,961,536            4,472,120

Other liabilities                                            130,792              121,644
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 3,000,000
      shares authorized, none issued or outstanding
   Common stock, $.001 par value, 20,000,000
      shares authorized; issued and outstanding,
      7,883,085 at December 31, 1997;
      7,772,735 at December 31, 1996                           7,883                7,773
   Additional paid-in capital                             18,673,682           18,595,990
   Accumulated deficit                                    (8,653,344)          (6,596,462)
   Notes receivable from sale of common stock                                     (24,089)
                                                        ------------         ------------
         Total shareholders' equity                       10,028,221           11,983,212
                                                        ------------         ------------
                                                        $ 13,120,549         $ 16,576,976
                                                        ============         ============


                 See accompanying notes to consolidated financial statements

                         TouchStone Software Corporation
                      Consolidated Statements of Operations
                     Years ended December 31, 1997 and 1996

                                                     1997                1996
                                                  -----------         -----------
Revenues:
   Product sales                                  $ 7,636,714         $ 7,339,192
   Royalty income                                     278,651             327,843
                                                  -----------         -----------
      Total revenues                                7,915,365           7,667,035
Cost of revenues                                    2,853,044           3,514,794
                                                  -----------         -----------
      Gross profit                                  5,062,321           4,152,241

Operating expenses:
   Sales and marketing                              4,367,892           4,737,533
   General and administrative                       1,289,715           1,449,661
   Research and development                         2,145,766           1,470,356
   Litigation settlement and related costs                              1,811,941
                                                  -----------         -----------
      Total operating expenses                      7,803,373           9,469,491
                                                  -----------         -----------
Loss from operations                               (2,741,052)         (5,317,250)

Other income, net                                     684,970             788,581
                                                  -----------         -----------
Loss before provision
   for income taxes                                (2,056,082)         (4,528,669)
                                                  -----------         -----------
Provision for income taxes                                800                 800
                                                  -----------         -----------
Net loss                                          $(2,056,882)        $(4,529,469)
                                                  ===========         ===========

Loss per share, basic and diluted                 $    (0 .26)        $    (0 .60)
                                                  ===========         ===========


Weighted average shares
                                                    7,840,000           7,573,000
                                                  ===========         ===========



                    See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                 Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 1997 and 1996

                                                                                                         Notes
                                                                                                       receivable         Total
                                             Common stock                                               from sale         share-
                                     ---------------------------        Paid-in       Accumulated       of common        holders'
                                       Shares           Amount          capital         deficit           stock           equity
                                    -----------      -----------      -----------     -----------      -----------      -----------
Balances at
  January 1, 1996                     7,341,118      $     7,341      $17,866,012     $(2,066,993)     $   (24,089)     $15,782,271

Stock options exercised                 231,617              232          103,495                                           103,727
Issuance of common stock
  in litigation settlement              200,000              200          624,800                                           625,000

Stock options issued for
  consulting services                                                       1,683                                             1,683

Net loss                                                                               (4,529,469)                       (4,529,469)
                                    -----------      -----------      -----------     -----------      -----------      -----------

Balances at
  December 31, 1996                   7,772,735      $     7,773      $18,595,990     $(6,596,462)     $   (24,089)     $11,983,212

Stock options exercised                 110,350              110           63,856                                            63,966

Collections of notes receivable                                                                             24,089           24,089

Stock options issued for
  consulting services                                                      13,836                                            13,836

Net loss                                                                               (2,056,882)                       (2,056,882)
                                    -----------      -----------      -----------     -----------      -----------      -----------

Balances at
  December 31, 1997                   7,883,085      $     7,883      $18,673,682     $(8,653,344)     $      --        $10,028,221
                                    ===========      ===========      ===========     ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1997 and 1996

                                                                    1997              1996
                                                                ------------      ------------
Cash flows from operating activities:
  Net loss                                                      $ (2,056,882)     $ (4,529,469)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
    Depreciation and amortization                                    246,266           316,124
    Stock options issued for consulting expense                       13,836             1,683
    Provision for doubtful accounts                                   44,817            38,594
    Provision for obsolete inventories                               239,530           363,931
    Write-off of software development costs                          162,842
    Issuance of common stock in litigation settlement                                  625,000
    Change in deferred lease obligation                                6,648            27,369
Changes in operating assets and liabilities:
    Income tax refund receivable                                                       966,100
    Accounts receivable                                              (49,223)         (281,283)
    Inventories                                                      204,783          (793,107)
    Prepaid expenses and other current assets                         88,772          (182,742)
    Other assets                                                        (994)            4,182
    Accounts payable                                              (1,355,394)          673,403
    Accrued and other liabilities                                   (152,690)           47,269
                                                                ------------      ------------
        Net cash used in operating activities                     (2,607,689)       (2,722,946)

Cash flows from investing activities:
  Capitalized software development costs                                              (182,061)
  Purchase of investments                                        (31,377,389)      (21,091,481)
  Sale of investments                                             32,633,603        14,237,370
  Purchases of property                                             (226,545)         (377,576)
  Cash received on sale of property                                   30,350             7,800
                                                                ------------      ------------
        Net cash provided by (used in) investing activities        1,060,019        (7,405,948)

Cash flows from financing activities:
  Proceeds from exercise of stock warrants and options                63,966
 Cash received on repayment of notes receivable                       24,089           103,727
                                                                ------------      ------------
        Net cash provided by financing activities                     88,055           103,727

Net decrease in cash and cash equivalents                         (1,459,615)      (10,025,167)
Cash and cash equivalents, beginning of period                     2,893,476        12,918,643
                                                                ------------      ------------
Cash and cash equivalents, end of period                        $  1,433,861      $  2,893,476
                                                                ============      ============

Supplemental cash flow information:
Interest paid                                                   $      1,577      $         69
                                                                ============      ============

Income taxes paid                                               $        800      $        800
                                                                ============      ============



          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Operations. TouchStone Software Corporation ("TouchStone" or the "Company") designs, develops, markets, and supports a line of computer problem-solving utility software and supporting products which simplify personal computer (PC) installation, support, and maintenance. The Company markets its products domestically through software distributors for resale through the retail channel which includes approximately 8,500 resellers worldwide. Ongoing customer evaluations are performed with respect to the Company's receivables, and collateral is generally not required. In January 1997 the Company reincorporated in the state of Delaware.

        The Company's strategy of developing products based on the Windows 95 and Windows NT operating systems, and releasing these products immediately prior to, or at the time of, Microsoft's release of new and upgraded Windows 95 and Windows NT products, is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future versions of Windows 95 and Windows NT. There can be no assurance as to the ability of the Company to provide products compatible with future Windows 95 or Windows NT releases on a timely basis without the cooperation of Microsoft.

        Consolidation. The consolidated financial statements of the Company include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd. All intercompany transactions and balances have been eliminated.

        Translation of Foreign Currencies. Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translations. The functional currency of the Company's European subsidiary is the U.S. dollar, therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in 1997 or 1996.

        Customer Information. The Company operates primarily in the U.S. in a single segment that is the design, development, manufacture, and sale of computer-related software products. Its customers generally consist of large software distributors as well as PC end-users.

        Two customers who are distributors accounted for approximately 32% and 20% of product sales during the year ended December 31, 1997 and approximately 14% and 29% of product sales during the year ended December 31, 1996. International product sales were approximately $907,000 and $912,000 during the years ended December 31, 1997 and 1996, respectively, and accounted for approximately 12% of total product sales in each year.

        Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

        Investments. Investments at December 31, 1997 consist of investments in certificates of deposit, commercial paper, and debt securities, and are classified as held-to-maturity. Such investments are recorded at cost.

        Inventories. Inventories are stated at the lower of first-in, first-out cost, or market, and consist mainly of finished goods and packaging supplies.

        Property. Property is stated at cost and depreciated using the straight-line method based on the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Software Development Costs. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing are capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, until the product is available for sale.

        Capitalized software development costs are amortized using the straight-line method, commencing when the related products are available for sale, over the estimated useful lives of the related products which range from 12 to 24 months. During the year ended December 31, 1997, technological feasibility was reached concurrently with the release of the related product. Accordingly, the Company did not capitalize any software development costs during 1997. Amortization of software development costs was approximately $169,000 for the year ended December 31, 1996. During 1997, the Company wrote off approximately $163,000 of previously capitalized costs related to its e.Support products, as the recovery of such costs through anticipated future sales was not reasonably assured.

        Software development costs in the accompanying balance sheet are net of accumulated amortization of approximately $350,000 at December 31, 1996.

        Long-Lived Assets. The Company evaluates long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. This statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs.

        Revenue Recognition. Revenues are recognized upon the later of shipment of the related product or transfer of title and are in accordance with Statement of Position (SOP) 91-1, Software Revenue Recognition, as there are no significant vendor obligations or post-contract support at the time of delivery. The Company offers its distributors certain rights of return, price protection, and exchange privileges on sales.

        The Company accrues for estimated rights of return, price protection, and exchange privileges at the time of product shipment, based on historical experience, or sell-through information obtained from its distributors and certain retailers. Royalties are recognized as income when minimum payments specified in the royalty agreements become due, or as the related products are sold by the licensee.

        Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes.

        Accounting for Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. (See Note 4)

        Earnings per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, ("SFAS No. 128"). This statement is effective for periods ending after December 15, 1997 and requires restatement of all prior periods. The Statement redefines earnings per share ("EPS") under generally accepted accounting principles, making EPS comparable to international standards. SFAS No. 128 requires dual presentation of "Basic" and "Diluted" EPS, by entities with complex capital structures, replacing "Primary" and "Fully diluted" EPS under APB Opinion No. 15.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation.

        The Company has adopted the provisions of SFAS No. 128 in the accompanying 1997 consolidated financial statements and has restated prior periods to reflect the adoption of SFAS No. 128. Common stock equivalents consisted of outstanding stock options and warrants for the years ended December 31, 1997 and 1996, but have not been included in the calculation of diluted EPS as their effect would have been antidilutive on both periods.

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

        Reclassifications. Certain reclassifications have been made to the 1996 financial statements in order to conform them to the 1997 presentation.

        Recently Issued Accounting Standards. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130"). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 are effective beginning with the first quarter of calendar 1998.

        In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customer. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS No. 131 are effective for fiscal years beginning after December 15, 1997.

        In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which supercedes SOP 91-1. SOP 97-2 provides revised guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. The provisions of SOP 97-2 which impact the Company are effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company will adopt SOP 92-2 in fiscal 1998, and management does not believe the adoption will have a material impact the Company.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements


2. BALANCE SHEET DETAIL

        Current investments consist of the following at December 31:


                                         1997           1996
                                      ----------     ----------
Cost of Investments:
Certificates of deposit               $2,307,000     $1,131,000
Commercial paper                       3,119,075      5,552,965
Corporate bonds                          498,672
Government notes                       2,485,386
                                      ----------     ----------
                                      $8,410,133     $6,683,965
                                      ==========     ==========

Fair Market Value of Investments:
Certificates of deposit               $2,307,000     $1,126,982
Commercial paper                       3,125,761      5,560,258
Corporate bonds                          501,385
Government notes                       2,494,636
                                      ----------     ----------
                                      $8,428,782     $6,687,240
                                      ==========     ==========


        Non-current investments consist of the following which are classified as held-to-maturity at December 31:

                                         1997           1996
                                      ----------     ----------

Cost of Investments:
Certificates of deposit               $  974,000     $1,456,000
Commercial paper                         260,360      2,761,242
Other                                     72,500         72,000
                                      ----------     ----------
                                      $1,306,860     $4,289,242
                                      ==========     ==========


Fair Market Value of Investments:
Certificates of deposit               $  968,876     $1,445,467
Commercial paper                         259,687      2,809,098
Other                                     97,460         84,889
                                      ----------     ----------
                                      $1,326,023     $4,339,454
                                      ==========     ==========


All of the Company's long-term investments at December 31, 1997 are scheduled to mature in 1999.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

2. BALANCE SHEET DETAIL (Continued)

        Accounts Receivable. At December 31, 1997, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $122,000, $614,000, and $279,000, respectively. At December 31, 1996, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $97,300, $600,000, and $361,000, respectively. Certain distributors' accounts resulted in credit balances and, therefore, were reclassified to accounts payable.

        Property.  Property consists of the following at December 31:

                                                     1997           1996
                                                   ---------      ---------
Office equipment and furniture                     $ 804,392      $ 846,263
Automobiles                                                          72,762
Leasehold improvements                                43,224         41,393
                                                   ---------      ---------
                                                     847,616        960,418
Less accumulated depreciation and amortization      (427,583)      (490,314)
                                                   ---------      ---------
                                                   $ 420,033      $ 470,104
                                                   =========      =========

3. FINANCING ARRANGEMENTS

        The Company has a bank line of credit which provides for borrowings up to $500,000, bears interest at the bank's prime rate (8.5% at December 31, 1997) and expires in September 1998. Borrowings are collateralized by a $500,000 certificate of deposit which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at December 31, 1997. This borrowing facility requires the Company to maintain minimum shareholders' equity of $9,000,000 and minimum aggregate cash, cash equivalents and investments of $10,000,000. This line of credit also prohibits acquisitions of other entities without the prior approval of the bank and restricts the payment of cash dividends.

4. SHAREHOLDERS' EQUITY

        Stock Option Plans. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire two to five years from the date of grant. Options granted in 1996 and 1997 vest over four years and expire ten years from date of grant. On July 24, 1997, the Company reduced the exercise price of 712,300 stock options to $1.50 per share which was the fair market value on that date. These stock options had been exercisable at prices ranging from $1.85 to $3.00 per share. At December 31, 1997, options for 370,165 shares were available for future grants under the plans.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

4. SHAREHOLDERS' EQUITY (CONTINUED)

        All options granted under these plans were granted at fair market value at date of issuance. In August 1995, the Company granted its underwriter warrants to purchase 230,000 shares of the Company's common stock for $21.60 per share, which exceeded the fair market value of the Company's common stock at that date. A summary of the status of the Company's stock option plans and stock warrants as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:

                                       1997                        1996
                               ----------------------      ----------------------
                                           Weighted                    Weighted
                                            Average                    Average
                                           Exercise                    Exercise
                                 Shares      Price           Shares     Price
                                 ------      -----           ------     -----
Options and warrants
outstanding, beginning of       1,193,734    $5.23          1,109,651   $5.05
year

Granted                         1,087,050    $1.57            419,200   $2.66
Exercised                        (110,350)   $0.58           (231,617)  $0.45
Canceled                         (262,916)   $1.91           (103,500)  $3.63
                                ---------                   ---------

Options and warrants
outstanding,
end of year                     1,907,518    $3.68          1,193,734   $5.23
                                =========                   =========

Options and warrants
exercisable at year end           790,758    $6.70            860,533   $6.22
                                =========                   =========


        The following table summarizes other information about stock options outstanding at December 31, 1997:

                                Weighted
                                 Average       Weighted                    Weighted
                   Number       Remaining      Average        Number        Average
   Range of     Outstanding    Contractual     Exercise     Exercisable    Exercise
Exercise Price    12/31/97        Life          Price        12/31/97        Price
--------------    --------        ----          -----        --------        -----
 $0.22-$1.00       482,533         6.0           $0.44         482,533       $0.44

 $1.44-$3.56     1,194,985         9.0           $1.53          78,225       $1.50

 $21.60            230,000         2.5          $21.60         230,000      $21.60
                 ---------                                   --------
                 1,907,518         7.2           $3.68         790,758       $6.70
                 =========                                   ========

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

4. SHAREHOLDERS' EQUITY (CONTINUED)

        As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:


                                                 1997          1996
                                                 ----          ----
Net loss:               As reported         $(2,056,882)    $(4,529,469)
                        Pro forma           $(2,301,894)    $(4,712,820)

Net loss per share:     As reported            $(0.26)        $(0.60)
                        Pro forma              $(0.29)        $(0.62)


        The fair value of options granted under the Company's stock option plans during 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 48% in 1997 and 125% in 1996, risk-free interest rate of 6.25%, in 1997 and 5.25% in 1996, and expected lives of four years in both 1997 and 1996. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The computed weighted average fair values for options awards in 1997 and 1996 were $0.65 and $2.91 per share, respectively.

        Shareholder Rights Plan. In September 1996, the Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan provides for the distribution to TouchStone Software Corporation's shareholders of one preferred stock purchase "Right" for each outstanding share of TouchStone common stock. The Rights have an exercise price of $15 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company's common stock, and will not be exercisable until the occurrence of certain takeover-related events.

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

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements


5. INCOME TAXES

        The provision for income taxes consists of the following for the years ended December 31:



                            1997             1996
                        -----------      -----------
Current:
 Federal                $      --        $      --
 State                          800              800
                        -----------      -----------
                                800              800
Deferred:
 Federal                   (462,800)      (1,536,600)
 State                     (158,200)        (205,400)
                        -----------      -----------
                           (621,000)      (1,742,000)
Valuation allowance         621,000        1,742,000
                        -----------      -----------
Total provision         $       800      $       800
                        ===========      ===========

        A reconciliation of the Company's effective tax rate compared to the U.S. statutory rate of 35% is as follows for the years ended December 31:

                                         1997         1996
                                        ------       ------
Income taxes at statutory rates          (35.0%)      (35.0%)

State taxes, net of federal benefit       (5.1%)       (3.0%)

Change in valuation allowance             30.2%        38.5%

Other                                      9.9%         (.5%)
                                        ------       ------

Provision for income taxes                 0.0%         0.0%
                                        ======       ======


        Deferred tax assets (liabilities) consist of the following at December
31:

                                                     1997             1996
                                                 -----------      -----------
Deferred tax assets:
Net operating loss and credit carry-forwards     $ 3,889,300      $ 2,595,200
Sales returns reserves                               120,800          156,200
Other reserves and accruals                           64,300          319,500
                                                 -----------      -----------
                                                   4,074,400        3,070,900
Valuation allowance                               (4,074,400)      (3,000,400)
                                                 -----------      -----------
                                                                       70,500
                                                 -----------      -----------
Deferred tax liabilities:
Capitalized research & development                                    (70,500)
                                                 -----------      -----------

Net deferred tax asset (liability)               $      --        $      --
                                                 ===========      ===========

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

5. INCOME TAXES (CONTINUED)

        Based on the Company's assessment of future realization of deferred tax assets, a valuation allowance has been provided as it is more likely than not that sufficient taxable income will not be generated to realize the deferred tax asset. Additionally, at December 31, 1997 and 1996, approximately $753,000 and $300,000, respectively, of the valuation allowance was attributable to the potential tax benefit of stock option transactions which will be credited directly to additional paid-in-capital, if realized.

        At December 31, 1997, the Company had federal and state net operating loss carry-forwards of approximately $9.7 million and $4.8 million, which will begin expiring in the years 2111 and 2001, respectively. At December 31, 1997, the Company had general business credit carryforwards for federal and state purposes of $96,000 and $55,000, which will begin expiring in the years 1999 and 2008, respectively.



6. COMMITMENTS AND CONTINGENCIES

        At December 31, 1997, the Company was obligated under non-cancelable operating leases for its office facility and office equipment as follows:

   Year ending
  December 31,
  ------------
     1998                    $ 225,000
     1999                      214,000
     2000                      214,000
     2001                      214,000
     2002                       36,000
                             ---------
                             $ 903,000
                             =========

        Rent expense totaled approximately $286,000 and $266,000 for the years ended December 31, 1997 and 1996, respectively.

        The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company's software products. Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales. The Company recorded total royalty expense of approximately $1,076,000 and $1,314,000 for the years ended December 31, 1997 and 1996, respectively.

        On October 9, 1996 an entity known as Intervention, Incorporated ("Intervention") filed an action against the Company in the Superior Court of the State of California, Contra Costa County (C 96-04476). Intervention claims that it is a non-profit corporation bringing an action for the interests of the general public. In essence, Intervention claims that the Company is engaged in unfair competition and is violating California's Fair Packaging and Labeling Act by filling the software packages to "substantially less than their capacities." Intervention seeks injunctive relief, unspecified attorneys' fees and damages of $1,000,000. Eight other software companies have been named as defendants in identical lawsuits in three different counties; all of the actions have been coordinated in the San Francisco Superior Court (No. 4006). The Court sustained the Company's demurrer to the complaint without leave to amend on January 23, 1998 and is in the process of filing an order to this effect. In the event of an appeal, the Company will continue to defend itself vigorously. Based on its current knowledge, the Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND KEY EMPLOYEES

        The directors and executive officers of the Company at March 2, 1997 are as follows:

NAME                                       AGE     TITLE
----                                       ---     -----
Larry W. Dingus                            53      Chairman of the Board of Directors
Larry S. Jordan                            54      President, Chief Executive Officer and
                                                   Director
Ronald R. Maas                             51      Executive Vice President, Chief Financial
                                                   Officer, Director, and Secretary
Kenneth C. Welch III                       41      Director
E. Alain Levi                              42      Director

        Mr. Dingus has served as Chairman of the Company's Board of Directors since the Company was founded in September 1982, and served as Secretary of the Company from 1989 to October 1995. He served as Chief Executive Officer from September 1982 to February 1989.

        Mr. Jordan joined the Company in January 1996 as President and Chief Operating Officer. In February 1996, he was elected to the Company's Board of Directors. In June 1996, Mr. Jordan replaced C. Shannon Dingus as Chief Executive Officer of the Company. Prior to joining the Company, Mr. Jordan was with FileNet Corporation, a leading developer of workflow and document imaging software, from 1984 to 1996, holding the position of Senior Vice President of Sales since 1992.

        Mr. Maas joined the Company in 1991 as Vice President of Finance and Operations and Chief Financial Officer. In 1993, Mr. Maas was promoted to Executive Vice President of the Company and was elected to the Company's Board of Directors. In October 1995, he was elected Corporate Secretary.

        Mr. Welch has been a Director of the Company since August 1993. From September 1985 to the present, he has worked as an independent software consultant in the Washington D.C. area. From September 1982 to May 1985, he served as the Company's Vice President of Development, and was a Director of the Company from September 1982 to August 1986.

        Mr. Levi was elected by the Directors to fill a vacancy on the Company's Board of Directors in November 1997. Mr. Levi is CEO and a Director of Silvestri Studios Inc. and a Board member of Johnny Rockets International, Inc., Lomita Plaster, Inc., Cholame Ranch, Inc., Bloch Medical Clinic, Inc., and Chandler's Palos Verdes Sand & Gravel Company. He is also an attorney and was admitted to the California Bar in May 1981.

        Ms. C. Shannon Dingus was a member of the Company's Board of Directors until her resignation in February 1998. Ms. Dingus also resigned from the Chief Technology Officer position in December 1997.

        Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with Section 16(a) at December 31, 1997, except Mr. L. W. Dingus, Mr. L. S. Jordan, Ms. C. S. Dingus, and Mr. Maas, who failed to timely file a Form 4. They subsequently filed a Form 5 report.

ITEM 10. EXECUTIVE COMPENSATION

        Summary Compensation Table

        The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

                                                      Other    Restricted
Name &                                                Annual     Stock                        All Other
Principal                                            Compen-    Awards    Options/    LTIP     Compen-
Position          Year  Salary ($)    Bonus ($)     sation ($)    ($)     SAR (#)    Payouts   sation
--------------------------------------------------------------------------------------------------------
L.W. Dingus      1997          0             0          0          0       20,000       0         0
Chairman of the  1996     51,429             0          0          0            0       0         0
Board of         1995     71,489         73,289         0          0      138,300       0         0
Directors

L.S. Jordan      1997    169,167             0          0          0      270,200       0         0
CEO, and         1996    162,824             0          0          0      200,000       0         0
Director (1)     1995          0             0          0          0            0       0         0

C.S. Dingus      1997    112,324             0          0          0       72,750       0         0
Chief            1996    126,659             0          0          0            0       0         0
Technology       1995    125,750        88,911          0          0            0       0         0
Officer

R.R. Maas        1997     93,570             0          0          0       45,400       0         0
Exec. V.P. and   1996     95,141             0      20,024 (2)     0            0       0         0
Director         1995     85,862         43,444         0          0            0       0         0


(1)     Mr. Jordan was first employed as President in January 1996.

(2) Represents income recognized upon the exercise of 8,467 stock purchase warrants in July 1996.

        Option Grants in Last Fiscal Year

        The Company did not grant stock appreciation rights in 1997 to any of the executive officers named above. Grants of stock options to executive officers in 1997 are summarized in the following table.

                   Number of Securities    % of Total Options        Avg.
                    Underlying Options    Granted to Employees     Exercise      Expiration
Name                       Granted                in 1997             Price          Date
----                       -------                -------             -----          ----

L.W. Dingus                 20,000              1.8%                 $1.66           2007
L.S. Jordan                270,200             24.9%                 $1.50           2007
C.S. Dingus                 72,750              6.7%                 $1.50           2007
R.R. Maas                   45,400              4.2%                 $1.50           2007

        Aggregated Option Exercises in 1997 and Option Values as of December 31, 1997

        There were no options exercised in 1997 by the executive officers. The value of unexercised options at December 31, 1997, for each of the officers named above are:

                                                             Number of          Value of
                                                            Unexercised        Unexercised
                                                          Options/SARs at     In-the-Money
                                                            12/31/97 (#)     Options/SARs at
                         Shares                                               12/31/97 ($)
                      Acquired on           Value        Exercisable(1)/     Exercisable(1)/
Name                  Exercise(#)        Realized($)     Unexercisable(2)    Unexercisable(2)
----------------------------------------------------------------------------------------------
L.W. Dingus                   0                 0           134,883(1)         $195,310(1)
                                                             20,000(2)           $4,500(2)

L.S. Jordan                   0                 0           100,000(1)          $38,000(1)
                                                            370,200(2)         $140,676(2)

C.S. Dingus                   0                 0           134,300(1)         $194,366(1)
                                                             72,750(2)          $27,645(2)

R.R. Maas                     0                 0            80,000(1)         $116,000(1)
                                                             45,400(2)          $17,252(2)

        The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price at December 31, 1997.

BOARD OF DIRECTOR MEETINGS AND COMMITTEES

        During 1997, the Company's Board of Directors held six regular meetings and otherwise took action by written consent. The Board has established an Executive and an Options Committee, each comprised of Mr. Jordan and Mr. Maas. The Executive Committee acts on behalf of the Board in all day-to-day operating activities. The Options Committee determines the persons entitled to participate in stock option plans.

        The Board has also established an Audit Committee, comprised of non-employee directors, Mr. Dingus, Mr. Welch, and Mr. Levi, which meets to consult with the Company's independent auditors concerning their engagement and audit plan, and thereafter concerning the auditors' report, and management letter, and, with the assistance of the independent auditors, also monitors the adequacy of the Company's internal accounting controls.

        The Compensation Committee, which consists of non-employee directors Mr. Dingus, Mr. Welch and Mr. Levi, reviews and makes recommendations to the Board concerning the Company's executive compensation policy, bonus plans, incentive stock option plans, and approves the granting of stock options to officers.

        The Board of Directors meets as a committee of the whole to nominate the individuals to be proposed by the Board of Directors for election as directors of the Company, and has no separate nominating committee.

COMPENSATION OF DIRECTORS

        Each non-employee director is paid an annual retainer of $1,200 plus $100 per each board or committee meeting attended. The Chairman of The Board also receives a monthly auto allowance. The Company pays the expenses incurred by its non-employee directors in attending Board meetings. In January 1997, the Company issued 10-year options to purchase 10,000 shares of common stock, at an exercise price that was subsequently repriced at $1.50 per share, with two-year vesting schedules, to each of Mr. Welch and Mr. Dingus for serving on the Company's Board of Directors. In November 1997, the Company issued 10-year options to purchase 35,000 shares of common stock, at an exercise price of $2.25 per share, with a four-year vesting schedule, to Mr. Levi for serving on the Company's Board of Directors. In December 1997, the Company issued 10-year options to purchase 10,000 shares of common stock, at an exercise price of $1.81 per share, with two-year vesting schedules, to each of Mr. Welch and Mr. Dingus for serving on the Company's Board of Directors. No additional compensation is paid to any of the employee directors.

EMPLOYMENT AGREEMENTS

        The Company has entered into employment agreements with its two executive officers. Mr. Jordan has a three-year agreement commencing January 16, 1996 that automatically renews, for a one-year term each year on January 16, unless either party gives notice by December 16. Mr. Maas has a one-year agreement that automatically renews, on January 1 of each year unless either party gives notice by December 1. Both agreements provide that the Board of Directors may set the basic salary, which is currently at $173,250 and $90,700 for Mr. Jordan and Mr. Maas, respectively. Both agreements provide that, upon termination of employment with the Company for any reason other than cause, the executive officer will continue to receive compensation at the level in effect on the date of termination of employment for the remainder of the contract or nine months, whichever is longer. In the event that the termination of employment of any of the executive officers occurs following a change in control of the Company, the exercisability of all stock options and warrants held by the terminated officer will automatically be accelerated, and the purchase price of all shares of the Company's common stock issuable upon exercise of such options and warrants can be paid by the terminated executive pursuant to a promissory note due and payable in two years. Both officers are eligible for stock options and bonuses. On January 1, 1998 a four-year employment/consulting agreement was entered into with C. Shannon Dingus, who resigned from the Chief Technology Officer position in December 1997 and from the Board of Directors in February 1998. Ms. Dingus currently receives a salary of $25,000 per year.


BONUS PLAN

        The Company established a bonus plan for the years ending December 31, 1996 and 1997 (the "Bonus Plan"). Under the Bonus Plan, participants selected by the Board of Directors were eligible to receive bonuses determined quarterly based upon the Company's net income after taxes for the quarter, with 60% of the earned bonus payable following the end of the quarter. The 40% balance of the earned bonus will be deferred until the end of the year, and then will be payable only if the maximum payable to all participants in the Bonus Plan, as a group, is that amount which does not exceed 18.5% of the Company's pre-tax income for any quarter or the full year, as appropriate. Each of the executive officers of the Company identified above was eligible to participated in the Bonus Plan. No bonuses were paid to any of these executive officers in 1996 and 1997 under the Bonus Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 2, 1998, certain information concerning ownership of the Company's common stock by holders of 5% or more of the Company's shares, each director, and all officers and directors as a group.

Name and Address of                               Number of Shares          Percentage
Beneficial Owner                                Beneficially Owned (*)        of Class
----------------                                ----------------------        --------
C. Shannon Dingus                                     677,768(1)                 8.4%
2124 Main Street
Huntington Beach, CA 92648

Ronald R. Maas                                        361,510(2)                 4.5%
2124 Main Street
Huntington Beach, CA 92648

Larry S. Jordan                                       319,000(3)                 4.0%
2124 Main Street
Huntington Beach, CA 92648

Larry W. Dingus                                       272,253(4)                 3.4%
2124 Main Street
Huntington Beach, CA 92648

Kenneth C. Welch III                                  243,574(5)                 3.1%
2124 Main Street
Huntington Beach, CA 92648

E. Alain Levi                                               -                      -
2124 Main Street
Huntington Beach, CA 92648

All Officers and Directors as a
Group (6 persons at
March 2, 1998)                                      1,874,095(6)                22.3%

(*) Excludes options that do not vest within 60 days of the date of this report.
(1) Includes options for 140,550 shares. Does not include 272,253 shares beneficially owned by Larry Dingus (husband).
(2) Includes options for 85,000 shares.
(3) Includes options for 111,000 shares.
(4) Includes options for 139,883 shares. Does not include 677,768 shares beneficially owned by C. Shannon Dingus (wife).
(5) Includes options for 57,000 shares.
(6) Includes options for 533,433 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. Dingus and Ms. Dingus are husband and wife.

                                     PART IV


ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

(a)      Exhibits

         1.  Financial Statements.
               The financial statements listed in the index to financial statements at Item 7 are filed as part of this report.

         2.  Exhibits.
               The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)      Reports on Form 8-K

         No reports on form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                     TouchStone Software Corporation

                                     By /s/    Ronald R. Maas
                                       --------------------------------------
                                     Ronald R. Maas,
                                     Executive Vice President, Secretary,
                                     Chief Financial Officer, and Director
                                     (Principal Accounting Officer)

                                     Dated: March 25, 1998

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/     Larry W. Dingus                        Chairman of the Board of Directors
-------------------------------------------
        Larry W. Dingus      Date: 03/25/98



/s/     Larry Jordan                           Chief Executive Officer,
-------------------------------------------    President and Director
        Larry Jordan         Date: 03/25/98



/s/     Kenneth C. Welch III                   Director
-------------------------------------------
        Kenneth C. Welch III  Date: 03/25/98



/s/     E. Alain Levi                          Director
-------------------------------------------
        E. Alain Levi        Date: 03/25/98

                         TouchStone Software Corporation

                                INDEX TO EXHIBITS

3.1        Certificate of Incorporation of Registrant in Delaware.(9)
3.2        By-Laws of Registrant.(9)
10.1       Incentive Stock Option Plan.(1)
10.1A      Amended Incentive Stock Option Plan.(2)
10.1B      Non-Qualified Stock Option Plan.(2)
10.1C      1991 Stock Option Plan.(3)
10.1D      Employee Stock Purchase Agreement.(5)
10.1E      1994 Non-Qualified Stock Option Plan.(6)
10.1F      1995 Non-Qualified Stock Option Plan.(9)
10.1G      Preferred Share Purchase Rights(7)
10.1H      1997 Incentive Stock Plan.(8)
10.2       Line of Credit Change in Terms Agreement dated September 3, 1997.
10.3       Office Lease dated February 7,1995.(6)
10.4       Employment contract for Larry S. Jordan
10.5       Employment contract Ronald R. Maas
10.6       Employment contract for C. S. (Jenkins) Dingus
10.7       Employment contract amendment for C. S. Dingus
21.        Subsidiaries of the Registrant.(6)
23.        Consent of Independent Auditors.
27.        Financial Data Schedule.

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

    (4) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

    (5) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

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

    (9) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.