Form 10QSB
period 1998-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 1998-05-14
CIK 751160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                    Yes    X                     No
                         -----                       -----

                          As of May 1, 1998 there were
                  7,923,260 shares of Common Stock outstanding

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         TOUCHSTONE SOFTWARE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (UNAUDITED)

A S S E T S
-----------
Current assets:
  Cash and cash equivalents                                   $    418,135
  Restricted cash                                                  500,000
  Investments                                                    8,189,447
  Accounts receivable, net                                         944,223
  Inventories                                                      283,296
  Prepaid expenses and other current assets                        223,263
                                                              ------------
        Total current assets                                    10,558,364

Investments                                                      1,909,864
Property, net                                                      394,581
Other assets                                                        29,471
                                                              ------------
                                                              $ 12,892,280
                                                              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                            $  1,151,315
  Accrued payroll and related expenses                             320,140
  Accrued cooperative advertising costs                            710,619
  Other accrued liabilities                                        470,243
                                                              ------------
        Total current liabilities                                2,652,317

Other liabilities                                                  130,792

Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000
    shares authorized, none issued or outstanding
  Common stock, $.001 par value; 20,000,000 shares
    authorized; issued and outstanding, 7,899,370 shares             7,899
  Additional paid-in capital                                    18,695,663
  Accumulated deficit                                           (8,594,391)
                                                              ------------
        Total shareholders' equity                              10,109,171
                                                              ------------
                                                              $ 12,892,280
                                                              ============

           See accompanying notes to consolidated financial statements

                         TOUCHSTONE SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three months         Three months
                                         ended                ended
                                     March 31, 1998       March 31, 1997
                                     --------------       --------------
Revenue:
  Product sales                       $ 1,956,954           $ 2,868,212
  Royalty income                           28,905                70,811
                                      -----------           -----------
        Total revenue                   1,985,859             2,939,023
Cost of revenue                           443,999             1,084,797
                                      -----------           -----------
        Gross profit                    1,541,860             1,854,226
Operating expenses:
  Sales and marketing                     866,970             1,365,977
  General and administrative              294,219               328,210
  Research and development                487,849               555,650
                                      -----------           -----------
Total costs and expenses                1,649,038             2,249,837
                                      -----------           -----------
Loss from operations                     (107,178)             (395,611)
Other income, net                         166,132               179,505
                                      -----------           -----------
Net income (loss)                     $    58,954           $  (216,106)
                                      ===========           ===========

Net income (loss) per share,
   basic and diluted                  $      0.01           $     (0.03)
                                      ===========           ===========

           See accompanying notes to consolidated financial statements

                         TOUCHSTONE SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three months          Three months
                                                                       ended                 ended
                                                                   March 31, 1998        March 31, 1997
                                                                   --------------        --------------
Cash flows from operating activities:
  Net income (loss)                                                 $     58,954          $   (216,106)
  Adjustments to reconcile net loss to net
    cash flows (used in) provided by operating activities:
    Depreciation and amortization                                         60,539                61,465
    Stock options issued for consulting expense                            4,068
    Provision for doubtful accounts                                        8,640                22,444
    Provision for obsolete inventories                                    58,575                48,432
    Change in deferred lease obligation                                    7,029                 6,648
Changes in operating assets and liabilities:
    Income tax refund receivable                                          12,844
    Accounts receivable                                                 (480,715)               17,486
    Inventories                                                          (58,730)              226,298
    Prepaid expenses and other current assets                             27,095                11,436
    Other assets                                                           1,700                    45
    Accounts payable                                                    (200,985)             (936,223)
    Accrued liabilities                                                 (115,263)               79,687
                                                                    ------------          ------------
        Net cash used in operating activities                           (616,249)             (678,388)

Cash flows from investing activities:
  Capitalized software development costs
  Purchase of investments                                            (10,416,606)           (9,089,575)
  Sale of investments                                                 10,034,289             9,148,443
  Purchases of property                                                  (35,087)              (82,541)
  Capitalized software development costs
                                                                    ------------          ------------
        Net cash provided by (used in) investing activities             (417,404)              (23,673)

Cash flows from financing activities:
  Proceeds from exercise of stock warrants and
    options and repayment on notes receivable                             17,927                26,222
                                                                    ------------          ------------
        Net cash provided by financing activities                         17,927                26,222
                                                                    ------------          ------------

Net increase (decrease) in cash and cash equivalents                  (1,015,726)             (675,839)
Cash and cash equivalents, beginning of period                         1,433,861             2,893,476
                                                                    ------------          ------------
Cash and cash equivalents, end of period                            $    418,135          $  2,217,637
                                                                    ============          ============

Supplemental cash flow information:
Interest paid                                                       $        354          $        584
                                                                    ============          ============
Income taxes paid                                                   $         --          $         --
                                                                    ============          ============

          See accompanying notes to consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.  GENERAL

         The consolidated financial statements of TouchStone Software Corporation (the Company) include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 1998 and 1997, the financial position at March 31, 1998, and the cash flows for the three months ended March 31, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the TouchStone Software Corporation consolidated financial statements and notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1997.

         Recently Issued Accounting Standards. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") (which was adopted by the Company effective January 1, 1998). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. There was no difference between comprehensive income and net income as reported for the three months ended March 31, 1998 and 1997.

         In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public companies report financial information about operating segments. The disclosures prescribed by SFAS No. 131 are effective in the year ended December 31, 1998, but are not required for interim periods in the year of adoption.

2.  ACCOUNTS RECEIVABLE

         At March 31, 1998, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $120,000, $184,000, and $594,000, respectively. Certain distributors' accounts resulted in credit balances and therefore were reclassified to accounts payable.

3.  FINANCING ARRANGEMENTS

         The Company has a bank line of credit which provides for borrowings up to $500,000, bears interest at the bank's prime rate (8.5% at March 31, 1998) and expires in September 1998. Borrowings are collateralized by a $500,000 certificate of deposit which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at March 31, 1998. This line of credit prohibits acquisitions of other entities without the prior approval of the bank and restricts the payment of cash dividends.

4.   EARNINGS (LOSS) PER SHARE

        The Company has adopted SFAS No. 128, Earnings per Share (EPS), which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported EPS amounts have been restated based on the provisions of the new standard. Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. There was no difference between basic and diluted EPS for each period presented. The number of shares used in computing EPS is as follows:

                                                                    For the Three Months
                                                                      Ended March 31,
                                                                     1998         1997
                                                                     ----         ----
Weighted average number of shares outstanding:

        Basic                                                     7,889,000     7,811,000
        Diluted                                                   8,648,000     7,811,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

        In order for the Company to achieve satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development and enhancement after technological feasibility of a product has been established are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. During the three months ended March 31, 1998, technological feasibility was not reached for any products under development. Accordingly, the Company did not capitalize any software development costs during the three months ended March 31, 1998.

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

PRODUCTS

The following table sets forth the products currently marketed by the Company:

                                                                                 INITIAL RELEASE
PRODUCT TITLE                     DESCRIPTION                                         DATE
-------------                     -----------                                         ----
CheckIt          A utility with new technology that optimizes and troubleshoots     May 1998
NetOptimizer(tm) users' Internet connections and modems for maximum performance.
                 The product's Internet Tune-Up program optimizes modem, port and Windows settings for maximum efficiency and speed,
                 increasing throughput and download speeds on all analog modems.
                 The CheckIt Internet Monitor automatically tracks download and connection speeds, total on-line time by day or month, and notifies surfers when connecting at below-average rates.
                 CheckIt Redial is available to continually redial an ISP until a connection at average or above-average speed is obtained.
                 NetOptimizer also includes Active Update allowing users to receive free program updates and enhancements.

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

CheckIt          The CheckIt Professional Edition features the portable,           October 1997
Professional     self-booting diagnostics of CheckIt for DOS, new
Edition (R)      CheckIt v.5 for Windows 95 and the award-winning
                 PC-cillin 3.0 Anti-Virus. Professional technicians use this product to troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration,
                 calibrate video components, benchmark PC performance, and
                 conduct burn-in and certification tests. The CheckIt
                 Professional Edition includes a year of free program upgrades via the Internet.

PC-cillin(R)     PC-cillin provides automatic protection from computer viruses.    November 1995
                 PC-cillin monitors virus sources, adjusts protection              (last update
                 automatically, and removes viruses. PC-cillin's exclusive         July 1997)
                 patent-pending MacroTrap(R) technology detects both known and unknown macro viruses. PC-cillin includes versions for Windows
                 95, Windows NT, Windows 3.x, and DOS.

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

        The following table sets forth certain statement of operations data as a percentage of total revenues for the three months ended March 31, 1998 and 1997:

                                      1998            1997
                                      ----            ----
Revenue:
     Product sales                    98.5%           97.6%
     Royalty income                    1.5             2.4
                                     -----           -----
        Total revenue                100.0           100.0
Cost of revenue                       22.4            36.9
                                     -----           -----
        Gross profit                  77.6            63.1
Sales and marketing                   43.6            46.5
General and administrative            14.8            11.2
Research and development              24.6            18.9
                                     -----           -----
Loss from operations                  (5.4)          (13.5)
Other income, net                      8.4             6.1
                                     -----           -----
Net income (loss)                      3.0%           (7.4)%
                                     =====           =====

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

        Revenue. Product sales decreased from 1997 to 1998 as PC-cillin sales were impacted by the increasing competition in the anti-virus product market. Royalty income decreased in 1998 as the product mix changed from royalty based sales to direct product sales.

        Gross Profit. Gross profit as a percentage of total revenues increased from 63.1% in 1997 to 77.6% in 1998. The primary reason for this increase was due to reduced royalty expense as the mix of products sold during 1998 included more Company developed products.

        Sales and Marketing Expense. The decrease in sales and marketing expense was primarily attributable to a decrease in commissions, employee expense, advertising, and outside services in 1998 as compared to 1997.

        General and Administrative Expense. The decrease in general and administrative expense from 1997 to 1998 was primarily attributable to a decrease in employee related expenses. Due to the decrease in product sales, general and administrative expenses increased as a percentage of total revenues from 11.2% in 1997 to 14.8% in 1998.

        Research and Development Expense. Research and development expense decreased in 1998 from 1997 primarily because the Company reduced the use of outside consultants. Due to the decrease in product sales, research and development expenses increased as a percentage of total revenues from 18.9% in 1997 to 24.6% in 1998.

        Other Income. Other income is comprised primarily of interest earned on the Company's investments. Investment income declined in the first quarter of 1998 compared to the first quarter of 1997 as the Company reduced its investment holdings to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

        During the three months ended March 31, 1998, the Company used cash resources of $616,000 for operating activities, and purchased equipment totaling $35,000. The Company also received proceeds from the sale of common stock and repayment of notes receivable aggregating $18,000.

        The Company's cash, cash equivalents, restricted cash, and investments totaled $11,017,000 at March 31, 1998. Working capital decreased from $8,401,000 at December 31, 1997 to $7,906,000 at March 31, 1997. Cash and cash equivalents decreased from $1,434,000 at December 31, 1997 to $418,000 at March 31, 1998.
The decrease in working capital and the decrease in cash and cash equivalents was due primarily to increased holdings of long-term investments, decrease in accounts payable, and increase in accounts receivable in the three months ended March 31, 1998.

        In September 1997, the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and expires in September 1998. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The bank prime rate at March 31, 1998 was 8.5%. There were no borrowings under the bank line of credit at March 31, 1998. This line of credit prohibits acquisitions of other entities without the prior approval of the bank, and restricts the payments of cash dividends.

        Management believes that the Company's existing cash and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through March 31, 1999. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, and expand the direct sales force for corporate customers. The execution of such plans may include strategic acquisitions of, or investments in, businesses, products or technologies.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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






                                                      TOUCHSTONE SOFTWARE CORPORATION
                                                               (Registrant)



/s/   Larry S. Jordan                                     President, Chief Executive Officer
---------------------------------------------------       and Director
      Larry S. Jordan      Dated: May 12, 1998





/s/   Ronald R. Maas                                      Executive Vice President,
---------------------------------------------------       Chief Financial Officer, Principal
      Ronald R. Maas       Dated: May 12, 1998            Accounting Officer and Director

                                 EXHIBIT INDEX


Exhibit
Number        Description
------        -----------
  27          Financial Data Schedule