Form 10QSB
period 1998-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1998-08-14
CIK 751160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ______________ to _______________

     Commission file No. 0-12969


                         TOUCHSTONE SOFTWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                  95-3778226
      -------------------------------                  -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                  2124 Main Street, Huntington Beach, CA 92648
--------------------------------------------------------------------------------
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

                            Yes  X        No
                                ---          ---

                         As of August 3, 1998 there were
                  7,939,710 shares of Common Stock outstanding

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         TouchStone Software Corporation

                           Consolidated Balance Sheet
                                  June 30, 1998
                                   (Unaudited)

A S S E T S
-----------
Current assets:
  Cash and cash equivalents                                     $    958,073
  Restricted cash                                                    500,000
  Investments                                                      8,037,953
  Accounts receivable, net                                           225,919
  Inventories                                                        303,719
  Prepaid expenses and other current assets                          170,767
                                                                ------------
        Total current assets                                      10,196,431

Investments                                                        1,374,383
Property, net                                                        206,709
Other assets                                                          29,471
                                                                ------------
                                                                $ 11,806,994
                                                                ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $  1,370,768
  Accrued payroll and related expenses                               395,044
  Accrued cooperative advertising expense                            791,650
  Accrued restructuring expense                                      613,736
  Other accrued liabilities                                          312,377
                                                                ------------
        Total current liabilities                                  3,483,575

Deferred compensation                                                 74,500
Deferred lease obligation                                             56,292

Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000
    shares authorized, none issued or outstanding
  Common stock, $.001 par value; 20,000,000 shares
    authorized; issued and outstanding, 7,939,460 shares               7,939
  Additional paid-in capital                                      18,739,514
  Accumulated deficit                                            (10,554,826)
                                                                ------------
        Total shareholders' equity                                 8,192,627
                                                                ------------
                                                                $ 11,806,994
                                                                ============


                 See accompanying notes to consolidated financial statements

                               TOUCHSTONE SOFTWARE CORPORATION

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                         Three months                      Six  months
                                        ended June 30,                    ended June 30,
                                 ----------------------------      ----------------------------
                                    1998             1997             1998             1997
                                 -----------      -----------      -----------      -----------
Revenues:
  Product sales                  $   641,405      $ 1,799,858      $ 2,598,359      $ 4,668,070
  Royalty income                      15,004           62,465           43,909          133,276
                                 -----------      -----------      -----------      -----------
        Total revenues               656,409        1,862,323        2,642,268        4,801,346
Cost of sales                        198,359          835,453          642,358        1,920,251
                                 -----------      -----------      -----------      -----------
        Gross profit                 458,050        1,026,870        1,999,910        2,881,095
Operating expenses:
  Sales and marketing                924,420        1,233,480        1,791,390        2,599,458
  General and administrative         296,453          391,047          590,672          719,256
  Research and development           577,448          739,861        1,065,297        1,295,510
  Restructuring expense              778,140                           778,140
                                 -----------      -----------      -----------      -----------
  Total operating expenses         2,576,461        2,364,388        4,225,499        4,614,224
                                 -----------      -----------      -----------      -----------
        Loss from operations      (2,118,411)      (1,337,518)      (2,225,589)      (1,733,129)
Other income, net                    158,778          187,480          324,910          366,985
                                 -----------      -----------      -----------      -----------
Net loss before income taxes      (1,959,633)      (1,150,038)      (1,900,679)      (1,366,144)
Income tax provision                     800                               800
                                 -----------      -----------      -----------      -----------
Net loss                         $(1,960,433)     $(1,150,038)     $(1,901,479)     $(1,366,144)
                                 ===========      ===========      ===========      ===========

Net loss per share               $     (0.25)     $     (0.15)     $     (0.24)     $     (0.18)
                                 ===========      ===========      ===========      ===========

Weighted average shares            7,922,000        7,842,000        7,906,000        7,827,000
                                 ===========      ===========      ===========      ===========

                 See accompanying notes to consolidated financial statements

                         TOUCHSTONE SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six months           Six months
                                                                       ended               ended
                                                                   June 30, 1998        June 30, 1997
                                                                   -------------        -------------
Cash flows from operating activities:
  Net loss                                                         $ (1,901,479)        $ (1,366,144)
  Adjustments to reconcile net loss to net cash
    flows (used in) provided by
    operating activities:
    Depreciation and amortization                                       122,995              128,132
    Loss on disposal of property                                        148,767
    Stock options issued for consulting expense                           7,276
    Provision for doubtful accounts                                      11,256               36,612
    Provision for obsolete inventories                                   66,793               48,816
    Write-off of software development costs                                                  151,073

    Change in deferred lease obligation                                  14,058               (3,624)

Changes in operating assets and liabilities:
    Income tax refund receivable                                         32,790
    Accounts receivable                                                 234,973               43,991
    Inventories                                                         (87,371)             491,537
    Prepaid expenses and other current assets                            59,645               71,954
    Other assets                                                          1,700
    Accounts payable                                                     18,468           (1,052,592)
    Accrued restructuring expense                                       613,736
    Accrued liabilities                                                (124,226)              (4,701)
                                                                   ------------         ------------
        Net cash used in operating activities                          (780,619)          (1,454,946)

Cash flows from investing activities:
  Purchase of investments                                           (20,761,418)         (14,792,042)
  Sale of investments                                                21,066,075           14,733,479
  Purchases of property                                                 (58,438)            (184,260)
                                                                   ------------         ------------
        Net cash provided by (used in) investing activities             246,219             (242,823)

Cash flows from financing activities:
  Proceeds from exercise of stock warrants and
    options and repayment on notes receivable                            58,612               30,371
                                                                   ------------         ------------
        Net cash provided by financing activities                        58,612               30,371
                                                                   ------------         ------------

Net decrease in cash and cash equivalents                              (475,788)          (1,667,398)
Cash and cash equivalents, beginning of period                        1,433,861            2,893,476
                                                                   ------------         ------------
Cash and cash equivalents, end of period                           $    958,073         $  1,226,078
                                                                   ============         ============

Supplemental cash flow information:
Interest paid                                                      $        409         $      1,483
                                                                   ============         ============
Income taxes paid                                                  $        800         $       --
                                                                   ============         ============


          See accompanying notes to consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.  GENERAL

        The consolidated financial statements of TouchStone Software Corporation (the Company) include the financial statements of the Company's wholly-owned subsidiary, TouchStone Europe Ltd. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 1998 and 1997, the financial position at June 30, 1998, and the cash flows for the six months ended June 30, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the TouchStone Software Corporation consolidated financial statements and notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1997.

        Recently Issued Accounting Standards. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") (which was adopted by the Company effective January 1, 1998). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. There was no difference between comprehensive income and net income as reported for the six months ended June 30, 1998 and 1997.

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

2.  ACCOUNTS RECEIVABLE

        At June 30, 1998, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $113,000, $514,000, and $120,000, respectively. Certain distributors' accounts resulted in credit balances and therefore were reclassified to accounts payable.

3.  FINANCING ARRANGEMENTS

        The Company has a bank line of credit which provides for borrowings up to $500,000, bears interest at the bank's prime rate (8.5% at June 30, 1998) and expires in September 1998. Borrowings are collateralized by a $500,000 certificate of deposit which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at June 30, 1998. This line of credit prohibits acquisitions of other entities without the prior approval of the bank and restricts the payment of cash dividends.

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

                                                         For the Three Months
                                                           Ended June 30,
                                                         ---------------------
                                                            1998       1997
                                                         ---------   ---------
Weighted average number of shares outstanding:

        Basic                                            7,922,000   7,842,000


                                                          For the Six Months
                                                            Ended June 30,
                                                         ---------------------
                                                            1998       1997
                                                         ---------   ---------
Weighted average number of shares outstanding:

        Basic                                            7,906,000   7,827,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

        In addition, in order for the Company to achieve satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. All product development efforts include the risk that products under development prove more difficult to develop than currently anticipated, resulting in delays in reaching the market, significantly greater development costs, or even in planned products having to be abandoned. Moreover, with or without delays in bringing new products to market, it is possible that the Company's competitors will bring to market successful competing products which reduce the size of, or eliminate altogether, the market for the Company's planned products. In addition, the software industry is characterized by rapid change and technological advancement, including a trend by hardware manufacturers to feature pre-loaded software packages in computers. This could reduce demand for the Company's products, if such pre-loaded software performs many of the same functions as the Company's currently marketed product or technology currently under development.

        Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development, enhancement, and translation to foreign languages after technological feasibility of a product has been established are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. During the six months ended June 30, 1998, technological feasibility was not reached for any products under development. Accordingly, the Company did not capitalize any software development costs during the six months ended June 30, 1998.

        The Company's quarterly operating results may fluctuate significantly due to a variety of factors, including changes in he Company's product and customer mix, the number and timing of new product introductions by the Company or its competitors, pricing pressures, general economic conditions, and other factors. Products are generally shipped as orders are received and, accordingly, the Company has historically operated with relatively little backlog. As a result, quarterly revenue will depend on the volume and timing of orders received during a particular quarter, both of which are difficult to forecast. In addition, the Company will continue to incur product development, marketing, and promotional expenses based upon management's expectations as to future sales. Since many of these expenses are committed in advance, the Company generally is unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales.

        The decrease in revenue in the three months ended June 30, 1998 was primarily due to a decline in the sales of the company's PC-cillin anti-virus product and the erosion in the pricing structure of those products caused by increasing competition and rebates. In addition, there has been a general slowdown in the software utility market pending the release of Windows 98 which has affected revenues for the company's diagnostic products. The sales of the company's new CheckIt NetOptimizer, which reached retail stores in early June, did not attain a volume during quarter sufficient to offset the reduced sales of other products.

        Management recognizes the difficulty of competing solely in the retail market, and believes that the Company must embark on a more balanced strategy of developing diagnostic tools for both home consumers and for professional PC technicians and assemblers. Currently, the Company is focused on development efforts for the core CheckIt line with product releases planned for the third quarter of 1998. Designed for computer technicians and advanced computer enthusiasts, the next CheckIt products will build upon the Company's strengths in hardware diagnostics and trouble shooting and will take advantage of new tools in Windows 98. Additionally, the next CheckIt product will address the Year 2000 PC hardware compatibility problem and will provide a "patch" to correct this problem. The Company plans to continue developing products that address the advanced needs of computer technicians. Because many commercial markets require tools to test and verify computer components, the Company will create products to address these needs as well.

        In regards to the strategy to broaden the Company's customer base, the Company intends on entering new markets and, in so doing will compete against other companies having greater resources. There is a risk that the Company will not be able to penetrate these new markets successfully, but will nonetheless incur sales and administrative expenses in attempting to do so, as well as research and development costs. To a large extent, the Company's success in this regard will be a function of the Company's ability to develop new products or new versions of existing products, along with acceptance of the Company's products in the commercial market as well as in the retail market.

        Without abandoning the retail market, which is important to maintain for brand identity, the Company will concentrate on creating more commercial sales. As a part of executing on that strategy, the Company has restructured its operations. The loss in the second quarter includes $778,000 of restructuring charges, which includes reduction of personnel related expenses; severance packages related to changes in management; expensing of inventory and capital assets; and expenses associated with a reduction in facilities.

        A fundamental part of the restructuring effort will be to improve the Company's operations in all areas. Overall employee headcount will be reduced approximately 30% during the third quarter of 1998. While expenses will be reduced in some areas and overall expenses will be reduced, the Company will concentrate on setting up its organization to support the development and sale of its diagnostic products into the retail channel as well as directly to businesses.

        To further support the strategy of developing products that address the advanced needs of computer technicians, the Company signed a three-year technology license agreement with Award Software International Inc. (Award). As part of this agreement, the Company will gain access to technology, will engage consultants, and will receive training from Award, a leading provider of system enabling and management software for personal computers and embedded systems.

        As part of the Company's plan to increase focus on the development of CheckIt products, Trend Micro, Inc. will assume responsibility for the PC-cillin anti-virus product. Trend Micro will provide service and support for current and future PC-cillin customers. Additionally, the Company will transfer all PC-cillin inventory in the sales channel and in the Company's warehouse locations to Trend Micro who will become solely responsible for the stock. The transfer will take effect on September 30, 1998. The Company and Trend Micro have co-developed the PC-cillin line of products since 1995.

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

PRODUCTS

        The following table sets forth the products currently marketed by the
Company:

                                                                                       INITIAL RELEASE
PRODUCT TITLE                     DESCRIPTION                                               DATE
-------------                     -----------                                          ---------------
CheckIt        A utility with new technology that optimizes and troubleshoots             May 1998
NetOptimizer   users' Internet connections and modems for maximum
(tm)           performance. The product's Internet Tune-Up program optimizes modem, port and Windows settings for maximum efficiency and speed, increasing throughput and download speeds on all analog modems. The CheckIt Internet Monitor automatically tracks
               download and connection speeds, total on-line time by day or month, and notifies surfers when connecting at below-average rates. CheckIt Redial is available to continually redial an ISP until a connection at average or above-average speed is obtained.
               NetOptimizer also includes Active Update allowing users to receive free program updates and enhancements.

CheckIt        CheckIt version 5 for Windows 95 collects detailed system                  October 1997
(R)            information, tests system components, pinpoints problems, locates hidden conflicts, and restores critical system files for fast and easy PC troubleshooting. CheckIt automatically detects problems, identifies exactly what isn't working, and guides the user directly to the information and tests needed to fix it.

CheckIt        The CheckIt Professional Edition features the portable,                    October 1997
Professional   self-booting diagnostics of CheckIt for DOS, new CheckIt v.5
Edition        for Windows 95 and the award-winning PC-cillin 3.0
(R)            Anti-Virus. Professional technicians use this product to
               troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration, calibrate video components, benchmark PC performance, and conduct burn-in and certification tests. The CheckIt Professional Edition includes a year of free program upgrades via the Internet.

PC-cillin      PC-cillin provides automatic protection from computer viruses. PC          November 1995
(R)            PC-cillin monitors virus sources, adjusts protection automatically,        (last update
               and removes viruses. PC-cillin's exclusive patent-pending                  July 1997)
               MacroTrap(R) technology detects both known and unknown macro viruses. PC-cillin includes versions for Windows 95, Windows NT,
               Windows 3.x, and DOS.

FastMove!      A file synchronization and transfer program with ZIPSync that               March 1995
(R)            keeps the files and directories on desktop PCs, laptops,                    (last update
               networks and Zip drives, synchronized and up-to-date with the               October 1996)
               click of a button. ZIPSync is the first utility of its kind to synchronize and catalog files on a Zip drive. FastMove!
               Includes an Ultra Flex Parallel Transfer Cable.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the unaudited consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand and all percentages are approximate.

     The following table sets forth certain statement of operations data as a percentage of total revenues for the three and six months ended June 30, 1998 and 1997:

                                     Three months               Six months
                                    ended June 30,            ended June 30,
                                 -------------------       -------------------
                                  1998         1997         1998         1997
                                 ------       ------       ------       ------
Revenue:
    Product sales                  97.7%        96.6%        98.3%        97.2%
    Royalty income                  2.3          3.4          1.7          2.8
                                 ------       ------       ------       ------
        Total revenue             100.0        100.0        100.0        100.0
Cost of sales                      30.2         44.9         24.3         40.0
                                 ------       ------       ------       ------
        Gross profit               69.8         55.1         75.7         60.0
                                 ------       ------       ------       ------
Sales and marketing               140.8         66.2         67.8         54.1
General and administrative         45.2         21.0         22.4         15.0
Research and development           88.0         39.7         40.3         27.0
Restructuring expense             118.5           --         29.4           --
                                 ------       ------       ------       ------
Total operating expenses          392.5        126.9        159.9         96.1
                                 ------       ------       ------       ------
Loss from operations             (322.7)       (71.8)       (84.2)       (36.1)
Other income, net                  24.2         10.0         12.3          7.6
                                 ------       ------       ------       ------
Loss before income taxes         (298.5)       (61.8)       (71.9)       (28.5)
Provision for income taxes          0.1           --           --           --
                                 ------       ------       ------       ------
        Net loss                 (298.6)%      (61.8)%      (71.9)%      (28.5)%
                                 ======       ======       ======       ======

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

        Revenue. Product sales decreased from 1997 to 1998 primarily due to a decline in the sales of the company's PC-cillin anti-virus product and the erosion in the pricing structure of those products caused by increasing competition and rebates. In addition, there has been a general slowdown in the software utility market pending the release of Windows 98 which has affected revenues for the company's diagnostic products. The sales of the company's new CheckIt NetOptimizer, which reached retail stores in early June, did not attain a volume during the quarter sufficient to offset the reduced sales of other products.

        Royalty income remained relatively constant from 1997 to 1998. Royalty income decreased as a percentage of total revenues, from 3.4% in 1997 to 2.3% in 1998.

     Gross Profit. Gross profit as a percentage of total revenues increased from 55.1% in 1997 to 69.8% in 1998. The primary reason for this increase was due to reduced royalty expense as the mix of products sold during 1998 included more Company developed products.

     Sales and Marketing Expense. The decrease in sales and marketing expense was primarily attributable to a decrease in the number of customer service and marketing personnel in 1998 as compared to 1997. Retail promotion costs and media advertising expenses remained relatively constant between 1997 to 1998. Due to the decrease in product sales, sales and marketing expenses increased as a percentage of total revenues from 66.2% in 1997 to 140.8% in 1998.

     General and Administrative Expense. The decrease in general and administrative expense from 1997 to 1998 was primarily due to legal costs incurred in connection with certain terminated acquisition activities in 1997 which were not incurred in 1998. As a percentage of total revenues, general and administrative expenses increased from 21.0% in 1997 to 45.2% in 1998.

     Research and Development Expense. Included in research and development expense during the three months ended June 30, 1997 was a one-time charge of $151,000 to write-off previously capitalized costs incurred to develop the Company's e.Support product. Excluding the one time charge, research and development expense remained constant in 1998 from 1997. Research and development expense increased as a percentage of total revenues, from 39.7% in 1997 to 88.0% in 1998.

     Restructuring Expense. As a part of the Company's strategy to concentrate on creating more commercial sales, the Company has restructured its operations. The loss in the second quarter includes $778,000 of restructuring charges, which includes an executive severance package related to the changes in the office of the Chief Executive Officer totaling approximately $524,000; cost of $42,000 related to the termination of the contract with Trend Micro Systems; $149,000 of expenses related to the write off of capital assets; and expenses associated with a reduction in facilities of $63,000.

     Other Income. Other income is comprised primarily of interest earned on the Company's investments. Investment income declined in 1998 compared to 1997 as the Company reduced investment holdings in 1998 to fund operations.

COMPARISON OF  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Revenue. Product sales decreased from 1997 to 1998 primarily due to a decline in the sales of the company's PC-cillin anti-virus product and the erosion in the pricing structure caused by increasing competition and rebates. In addition, there has been a general slowdown in the utility market pending the release of Windows 98 which has affected revenues for the company's diagnostic products. The sales of the company's new CheckIt NetOptimizer, which reached retail stores in early June, did not attain a volume during the quarter sufficient enough to offset the reduced sales of other products.

     Royalty income decreased in 1998 as the product mix changed from royalty based sales to direct product sales. Royalty income decreased as a percentage of total revenues from 2.8% in 1997 to 1.7% in 1998.

     Gross Profit. Gross profit as a percentage of total revenues increased from 60.0% in 1997 to 75.7% in 1998. The primary reason for this increase was due to reduced royalty expense as the mix of products sold during 1998 included more Company developed products.

     Sales and Marketing Expense. The decrease in sales and marketing expense was primarily attributable to a decrease in the number of customer service and marketing personnel and a reduction in media advertising expense in 1998 as compared to 1997. Retail promotion costs remained relatively constant between 1997 to 1998. Due to the decrease in product sales, sales and marketing expenses increased as a percentage of total revenues from 54.1% in 1997 to 67.8% in 1998.

     General and Administrative Expense. The decrease in general and administrative expense from 1997 to 1998 was primarily due to legal costs incurred in connection with certain terminated acquisition activities in 1997 and a decrease in telephone costs in 1998. As a percentage of total revenues, general and administrative expenses increased from 15.0% in 1997 to 22.4% in 1998.

     Research and Development Expense. Included in research and development expense during the six months ended June 30, 1997 was a one-time charge of $151,000 to write-off previously capitalized costs incurred to develop the Company's e.Support product. In addition the company reduced its use of outside consultants. Research and development expense increased as a percentage of total revenues, from 27.0% in 1997 to 40.3% in 1998.

     Restructuring Expense. As a part of the Company's strategy to concentrate on creating more commercial sales, the Company has restructured its operations. The loss in the second quarter includes $778,000 of restructuring charges, which includes an executive severance package related to the changes in the office of the Chief Executive Officer totaling approximately $524,000; cost of $42,000 of related to the termination of the contract with Trend Micro Systems; $149,000 of expenses related to the write off of capital assets; and expenses associated with a reduction in facilities of $63,000.

     Other Income. Other income is comprised primarily of interest earned on the Company's investments. Investment income declined in 1998 compared to 1997 as the Company reduced investment holdings in 1998 to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1998 the Company used cash resources of $781,000 for operating activities and purchased equipment totaling $58,000. The Company sold investments in debt securities totaling $21,066,000, and purchased similar securities aggregating $20,761,000. The Company also received proceeds from exercises of common stock options aggregating $59,000.

     The Company's cash, cash equivalents, restricted cash, and investments totaled $10,870,000 at June 30, 1998. Working capital decreased from $8,401,000 at December 31, 1997 to $6,713,000 at June 30, 1998. Cash and cash equivalents decreased from $1,434,000 at December 31, 1997 to $958,000 at June 30, 1998. The decline in cash and cash equivalents and working capital was due primarily to the net loss incurred by the Company in the six months ended June 30, 1998.

     The restructuring activities which began in June 1998 and will be completed during the quarter ending September 30, 1998 with an impact of approximately $570,000 on cash over the 18 months following the period ending June 30, 1998.

     In September 1997, the Company negotiated a bank line of credit which allows for borrowings up to $500,000 and expires in September 1998. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The bank prime rate at June 30, 1998 was 8.5%. There were no borrowings under the bank line of credit at June 30, 1998. This line of credit prohibits acquisitions of other entities without the prior approval of the bank, and restricts the payments of cash dividends.

     Management believes that the Company's existing cash, investments and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through June 30, 1999. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, and expand the direct sales force for corporate customers. The execution of such plans may include strategic acquisitions of, or investments in, businesses, products or technologies.

BUSINESS RISKS

     This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report.

     All product development efforts include the risk that products under development prove more difficult to develop than currently anticipated, resulting in delays in reaching the market, significantly greater development costs, or even in planned products having to be abandoned. Moreover, with or without delays in bringing new products to market, it is possible that the Company's competitors will bring to market successful competing products which reduce the size of, or eliminate altogether, the market for the Company's planned products. In addition, the software industry is characterized by rapid change and technological advancement, including a trend by hardware manufacturers to feature pre-loaded software packages in computers. This could reduce demand for the Company's products, if such pre-loaded software performs many of the same functions as the Company's currently marketed product or technology currently under-development.

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

     With respect to statements regarding the strategy to broaden the Company's customer base, the Company intends on entering new markets and, in so doing, will compete against other companies having greater resources. There is a risk that the Company will not be able to penetrate these new markets successfully, but will nonetheless incur sales and administrative expenses in attempting to do so, as well as research and development costs. To a large extent, the Company's success in this regard will be a function of the Company's ability to develop new products or new versions of existing products, along with acceptance of the Company's products in the commercial market as well as in the retail market.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 9, 1996 an entity known as Intervention, Incorporated ("Intervention") filed an action against the Company in the Superior Court of the State of California, Contra Costa County (C 96-04476). Intervention claims that it is a non-profit corporation bringing an action for the interests of the general public. In essence, Intervention claims that the Company is engaged in unfair competition and is violating California's Fair Packaging and Labeling Act by filling the Software packages to "substantially less than their capacities." Intervention seeks injunctive relief, unspecified attorneys' fees and damages of $1,000,000. Eight other software companies have been named as defendants in identical lawsuits in three different counties; all of the actions have been coordinated in the San Francisco Superior Court (No. 4006). The Court sustained the Company's demurrer to the complaint without leave to amend on January 23, 1998 and entered judgment in the case on behalf of the defendants. The plaintiff has filed a notice of appeal. The Company will continue to defend itself vigorously. Based on its current knowledge, the Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits

              Exhibit 27 -- Financial Data Schedule.

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



                                              TOUCHSTONE SOFTWARE CORPORATION
                                                       (Registrant)



/s/   Larry W. Dingus          Dated: August 12, 1998    Acting Chief Executive Officer
-------------------------                                and Director
      Larry W. Dingus


/s/   Ronald R. Maas           Dated: August 12, 1998    Executive Vice President,
--------------------------                               Chief Financial Officer, Principal
      Ronald R. Maas                                     Accounting Officer and Director

                                EXHIBIT INDEX



  Exhibit
  Number          Description
  -------         -----------

    27            Financial Data Schedule