Form 10QSB
period 1998-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1998-11-13
CIK 751160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                        As of November 2, 1998 there were
                  7,963,060 shares of Common Stock outstanding

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         TouchStone Software Corporation
                           Consolidated Balance Sheet
                               September 30, 1998
                                   (Unaudited)


A S S E T S
------------
Current assets:
  Cash and cash equivalents                                      $   265,183
  Restricted cash                                                    500,000
  Investments                                                      7,805,866
  Accounts receivable, net                                           148,297
  Inventories                                                        322,294
  Prepaid expenses and other current assets                          168,250
                                                                 -----------
        Total current assets                                       9,209,890

Investments                                                        1,120,372
Property, net                                                        166,617
Other assets                                                          11,990
                                                                 -----------
                                                                 $10,508,869
                                                                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                               $   359,027
  Customer prepayments                                               842,456
  Accrued payroll and related expenses                               350,736
  Accrued cooperative advertising expense                            797,738
  Accrued restructuring expense                                      481,115
  Other accrued liabilities                                          270,116
  Deferred revenue                                                    10,929
                                                                 -----------
        Total current liabilities                                  3,112,117

Other liabilities                                                    130,792

Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000
    shares authorized, none issued or outstanding
  Common stock, $.001 par value; 20,000,000 shares
    authorized; issued and outstanding, 7,963,060 shares               7,963
  Additional paid-in capital                                      18,748,028
  Accumulated deficit                                            (11,490,031)
                                                                 -----------
        Total shareholders' equity                                 7,265,960
                                                                 -----------
                                                                 $10,508,869
                                                                 ===========





           See accompanying notes to consolidated financial statements

                         TOUCHSTONE SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three months                    Nine  months
                                            ended September 30,             ended September 30,
                                           1998            1997            1998           1997
                                           ----            ----            ----           ----
Revenues:
  Product sales                         $   724,295   $ 1,319,643       $ 3,322,651    $ 5,987,713
  Royalty income                             24,661       123,612            68,570        256,888
                                        -----------   -----------       -----------    -----------
        Total revenues                      748,956     1,443,255         3,391,221      6,244,601
Cost of sales                               205,374       484,350           847,732      2,404,601
                                        -----------   -----------       -----------    -----------
        Gross profit                        543,582       958,905         2,543,489      3,840,000
Operating expenses:
  Sales and marketing                       624,776     1,066,253         2,269,137      3,665,711
  General and administrative                480,420       315,271         1,218,120      1,034,527
  Research and development                  422,631       458,629         1,487,930      1,754,139
  Restructuring expense                      85,220                         863,359
                                        -----------   -----------       -----------    -----------
  Total operating expenses                1,613,047     1,840,153         5,838,546      6,454,377
                                        -----------   -----------       -----------    -----------
        Loss from operations             (1,069,465)     (881,248)       (3,295,057)    (2,614,377)
Other income, net                           134,260       167,588           459,171        534,573
                                        -----------   -----------       -----------    -----------
Net loss before income taxes               (935,205)     (713,660)       (2,835,886)    (2,079,804)
Income tax provision                                                            800
                                                                        -----------
Net loss                                $  (935,205)  $  (713,660)      $(2,836,686)   $(2,079,804)
                                        ===========   ===========       ===========    ===========

Basic and diluted net loss per share    $     (0.12)  $     (0.09)      $     (0.36)   $     (0.27)
                                        ===========   ===========       ===========    ===========

Weighted average shares                   7,948,000     7,847,000         7,920,000      7,833,000
                                        ===========   ===========       ===========    ===========










           See accompanying notes to consolidated financial statements

                         TOUCHSTONE SOFTWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Nine months        Nine months
                                                                  ended              ended
                                                              Sept 30, 1998      Sept 30, 1997
                                                              -------------      -------------
Cash flows from operating activities:
  Net loss                                                     $(2,836,686)       $(2,079,804)
  Adjustments to reconcile net loss to net cash flows
   (used in) provided by
    operating activities:
    Depreciation and amortization                                  151,288           189,752
    Stock options issued for consulting expense                      8,764
    Provision for doubtful accounts                                 14,846            44,817
    Provision for obsolete inventories                              68,317           206,550
    Write-off of software development costs                                          151,073
    Change in deferred lease obligation                             21,086
    Other                                                                             11,853
Changes in operating assets and liabilities:
    Income tax refund receivable                                    32,790
    Accounts receivable                                            459,005           181,332
    Inventories                                                   (107,470)          329,940
    Prepaid expenses and other current assets                       62,162            99,401
    Other assets                                                    19,181              (995)
    Accounts payable                                              (300,817)       (1,229,474)
    Accrued restructuring expense                                  662,635
    Accrued liabilities                                           (200,801)           51,250
                                                               -----------       -----------
        Net cash used in operating activities                   (1,945,700)       (2,044,305)

Cash flows from investing activities:
  Purchase of investments                                      (30,570,047)      (24,137,657)
  Maturity of investments                                       31,344,985        24,162,287
  Purchases of property                                            (65,917)         (203,282)
  Sale of property                                                   2,342            30,350
                                                               -----------       -----------
  Net cash provided by (used in) investing activities              711,363          (148,302)

Cash flows from financing activities:
  Proceeds from exercise of stock warrants and
    options and repayment on notes receivable                       65,659            39,641
                                                               -----------       -----------
        Net cash provided by financing activities                   65,659            39,641
                                                               -----------       -----------

Net decrease in cash and cash equivalents                       (1,168,678)       (2,152,966)
Cash and cash equivalents, beginning of period                   1,433,861         2,893,476
                                                               -----------       -----------
Cash and cash equivalents, end of period                       $   265,183       $   740,510
                                                               ===========       ===========

Supplemental cash flow information:
Interest paid                                                  $       855       $     1,483
                                                               ===========       ===========
Income taxes paid                                              $       800       $        --
                                                               ===========       ===========



          See accompanying notes to consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.  GENERAL
    -------

        The consolidated financial statements of TouchStone Software Corporation (the Company) include the financial statements of the Company's wholly owned subsidiary, TouchStone Europe Ltd. These consolidated financial statements have been prepared by the Company without audit and they include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 1998 and 1997, the financial position at September 30, 1998, and the cash flows for the nine months ended September 30, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the TouchStone Software Corporation consolidated financial statements and notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-KSB for the year ended December 31, 1997.

        Recently Issued Accounting Standards. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, ("SFAS No. 130") (which was adopted by the Company effective January 1, 1998). This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. There was no difference between comprehensive income and net income as reported for the nine months ended September 30, 1998 and 1997.

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

2.  ACCOUNTS RECEIVABLE
    -------------------

        At September 30, 1998, accounts receivable is presented net of allowance for doubtful accounts, reseller rebate reserves, and product return reserves of approximately $77,000, $516,000, and $118,000, respectively. Certain distributors' accounts resulted in credit balances and therefore were reclassified to customer prepayments in the accompanying balance sheet.

3.  FINANCING ARRANGEMENTS
    ----------------------

        The Company has a bank line of credit, which provides for borrowings up to $500,000, bears interest at the bank's prime rate (8.25% at September 30, 1998) and expires in September 1999. Borrowings are collateralized by a $500,000 certificate of deposit, which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at September 30, 1998. This line of credit prohibits acquisitions of other entities without the prior approval of the bank and restricts the payment of cash dividends.

4.  EARNINGS (LOSS) PER SHARE
    -------------------------

        The Company has adopted SFAS No. 128, Earnings per Share (EPS), which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported EPS amounts have been restated based on the provisions of the new standard. Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. There was no difference between basic and diluted EPS for each period presented.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------

        Statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include but are not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements due to a number of factors including those detailed in this "Management's Discussion and Analysis" section and elsewhere herein, and in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

GENERAL

        The Company's revenues consist of product sales and royalty income. Royalty income is derived from international sales of the Company's products under agreements with co-publishers, and OEM customers in the U.S.

        Product revenues are recorded at the time products are shipped, less estimated reserves for product returns. Currently the Company uses historical experience for international shipments and retail sell-through information for domestic shipments to establish these reserves. The Company's operations are subject to substantial risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand, which is subsequently unrealized can, lead to overstocking by the distributors and substantial product returns. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. The Company accrues for such rebates when such price declines are known or become anticipated.

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

        In addition, in order for the Company to achieve satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. All product development efforts include the risk that products under development prove more difficult to develop than currently anticipated, resulting in delays in reaching the market, significantly greater development costs, or even in planned products having to be abandoned. Moreover, with or without delays in bringing new products to market, it is possible that the Company's competitors will bring to market successful competing products which reduce the size of, or eliminate altogether, the market for the Company's planned products. In addition, rapid change and technological advancement characterize the software industry, including a trend by hardware manufacturers to feature pre-loaded software packages in computers. This could reduce demand for the Company's products, if such pre-loaded software performs many of the same functions as the Company's currently marketed product or technology currently under development

        Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software products. In addition to amounts expensed for research and development activities, salaries paid to the Company's software programmers and fees paid to outside software development consulting firms for further development, enhancement, and translation to foreign languages after technological feasibility of a product has been established may be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. During the nine months ended September 30, 1998, technological feasibility was not reached for any products under development. Accordingly, the Company did not capitalize any software development costs during the nine months ended September 30, 1998.

        The Company's quarterly operating results may fluctuate significantly due to a variety of factors, including changes in the Company's product and customer mix, the number and timing of new product introductions by the Company or its competitors, pricing pressures, general economic conditions, and other factors. Products are generally shipped as orders are received and, accordingly, the Company has historically operated with relatively little backlog. As a result, quarterly revenue will depend on the volume and timing of orders received during a particular quarter, both of which are difficult to forecast. In addition, the Company will continue to incur product development, marketing, and promotional expenses based upon management's expectations as to future sales. Many of these expenses are committed in advance, therefore the Company generally is unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales.

        Management recognizes the difficulty of competing solely in the retail distribution channel, and believes that the Company must embark on a more balanced strategy of developing PC support solutions that can be delivered to home and small office users through multiple channels. Currently, the company is focused on development efforts for its utility products with product releases planned for the first and second quarter of 1999. The Company will continue to develop products for and market through the retail distribution channel in order to maintain its current revenue levels while this more balanced strategy continues to develop.

        In regards to the strategy to broaden the Company's distribution channels, the Company will endeavor to develop new marketing partnerships and new technologies and, in so doing will compete against other companies having greater resources and greater name recognition in the marketplace. There is a risk that the Company will not be able to develop these partnerships, but will nonetheless incur sales and administrative expenses in attempting to do so, as well as research and development costs to develop the new technologies. To a large extent, the Company's success in this regard will be a function of the Company's ability to market its products to prospective partners as well as consumers, along with its ability to successfully deploy its new technologies in support of this expanded distribution strategy.

        During the second quarter, the Company restructured its operations. In the third quarter, that restructuring continued with the hiring of a new Chief Executive Officer, a further reduction in its workforce by approximately 30% and the retirement of certain fixed assets. The restructuring costs incurred in the third quarter amount to $85,000, which includes severance packages related to the reduction in workforce and the expensing of capital assets.

        As part of the Company's plan to increase focus on the development of CheckIt products, Trend Micro, Inc. assumed responsibility for the PC-cillin anti-virus product. Trend Micro will provide service and support for current and future PC-cillin customers. Additionally, the Company transferred all PC-cillin inventory in the sales channel and in the Company's third-party warehouse locations to Trend Micro which became solely responsible for the inventory. Trend Micro agreed to pay the inventory carrying costs to the Company for the inventory. The transfer took effect on September 30, 1998. The Company and Trend Micro have co-developed the PC-cillin line of products since 1995.

PRODUCTS

The following table sets forth the products currently marketed by the Company:

                                                                                INITIAL RELEASE
PRODUCT TITLE                     DESCRIPTION                                        DATE
-----------------------------------------------------------------------------------------------
CheckIt          A utility with new technology that optimizes and troubleshoots     May 1998
NetOptimizer(tm) users' Internet connections and modems
                 for maximum performance. The product's Internet Tune-Up program optimizes modem, port and Windows settings for maximum
                 efficiency and speed, increasing throughput and download speeds on all analog modems. The CheckIt Internet Monitor automatically tracks download and connection speeds, total on-line time by day or month, and notifies surfers when connecting at below-average rates. CheckIt Redial is available to continually redial an ISP until a connection at average or above-average speed is
                 obtained. NetOptimizer also includes Active Update allowing users to receive free program updates and enhancements.

CheckIt 98(R)    CheckIt 98 for Windows 95/98 collects detailed system              August 1998
                 information, tests system components, pinpoints
                 problems, locates hidden conflicts, and restores critical system files for fast and easy PC troubleshooting. CheckIt
                 automatically detects problems, identifies exactly what isn't working, and guides the user directly to the information and tests needed to fix it.

CheckIt98        The CheckIt 98 Diagnostic Suite features the portable,             August 1998
Diagnostic       self-booting diagnostics of CheckIt for DOS,
Suite(R)         CheckIt 98 for Windows 95/98, FastMove file
                 synchronization and a reference manual on PC hardware repair.
                 Professional technicians use this product to troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration, calibrate video components,
                 benchmark PC performance, and conduct burn-in and certification tests. The CheckIt 98 Diagnostic Suite includes a year of free program upgrades via the Internet.


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

        The following table sets forth certain statement of operations data as a percentage of total revenues for the three and nine months ended September 30, 1998 and 1997:

                                        Three months                     Nine months
                                      ended September 30,             ended September 30,
                                     1998          1997              1998           1997
                                     ----          ----              ----           ----
Revenue:
    Product sales                     96.7%         91.4%            98.0%          95.9%
    Royalty income                     3.3           8.6              2.0            4.1
                                    ------         -----            -----          -----
        Total revenue                100.0         100.0            100.0          100.0
Cost of sales                         27.4          33.6             25.0           38.5
                                    ------         -----            -----          -----
        Gross profit                  72.6          66.4             75.0           61.5
                                    ------         -----            -----          -----
Sales and marketing                   83.4          73.9             66.9           58.7
General and administrative            64.1          21.8             35.9           16.6
Research and development              56.4          31.8             43.9           28.1
Restructuring expense                 11.4            --             25.5             --
                                    ------         -----            -----          -----
Total operating expenses             215.3         127.5            172.2          103.4
                                    ------         -----            -----          -----
Loss from operations                (142.7)        (61.1)           (97.2)         (41.9)
Other income, net                     17.9          11.6             13.5            8.6
                                    ------         -----            -----          -----
Loss before income taxes            (124.8)        (49.5)           (83.6)         (33.3)
Provision for income taxes              --            --               --             --
                                    ------         -----            -----          -----
        Net loss                    (124.8)%       (49.5)%          (83.6)%        (33.3)%
                                    ======         =====            =====          =====


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

        Revenue. Product sales decreased from 1997 to 1998 primarily due to a decline in the sales of the Company's PC-cillin anti-virus product, which the Company discontinued at the end of the quarter. The decision to discontinue this product was caused, in part, by fierce competition in the anti-virus market, which drove prices down severely. The overall slowdown in the software utility market caused by the release of Windows 98 affected revenues for the Company's diagnostic products during the first part of the quarter. Sales of CheckIt NetOptimizer, which had its first full quarter of sales in the retail market, and CheckIt 98 and CheckIt Diagnostic Suite, both released in August, have not attained a volume sufficient to offset the reduced sales of other products. There can no assurance that the sales of CheckIt 98 and CheckIt Diagnostic Suite will compensate for the decline and cessation in PC-cillin sales.

        Royalty income declined from 1997 to 1998 primarily because of a decline in the Company's OEM sales. Royalty income decreased as a percentage of total revenues, from 8.6% in 1997 to 3.3% in 1998.

        Gross Profit. Gross profit as a percentage of total revenues increased from 66.4% in 1997 to 72.6% in 1998. The increase was primarily due to reduced royalty expense as the mix of products sold during 1998 included more Company-developed products. In addition, CheckIt NetOptimizer, which has a lower unit cost relative to the Company's other products, was more prominent in the Company's product mix.

        Sales and Marketing Expense. The decrease in sales and marketing expense was primarily attributable to a decrease in the number of customer service and marketing personnel in 1998 as compared to 1997. In addition, retail promotion costs and media advertising expenses were slightly lower in 1998 in conjunction with the decision to discontinue selling PC-cillin. Due to the decrease in product sales, sales and marketing expenses increased as a percentage of total revenues from 73.9% in 1997 to 83.4% in 1998.

        General and Administrative Expense. The increase in general and administrative expense from 1997 to 1998 was primarily due to incurring a charge of approximately $150,000 to establish a reserve related to accounts receivable from customers in Europe. In addition, some employees who previously performed sales and marketing functions assumed general and administrative roles. Due to the decrease in product sales, general and administrative expenses, as a percentage of total revenues, increased from 21.8% in 1997 to 64.1% in 1998.

        Research and Development Expense. Research and development expense remained constant in 1998 from 1997. Due to the decrease in product sales, research and development expense, as a percentage of total revenues, increased from 31.8% in 1997 to 56.4% in 1998.

        Restructuring Expense. During the quarter, the Company finalized the majority of its restructuring of operations. The loss in the third quarter includes $85,000 of restructuring charges, which includes $45,000 related to severance pay for terminated employees, $33,000 of expenses related to the write-off of capital assets and $7,000 related to one-time recruitment fees.

        Other Income. Other income is comprised primarily of interest earned on the Company's investments. Investment income declined in 1998 compared to 1997 as the Company reduced investment holdings in 1998 to fund operations.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

        Revenue. Product sales decreased from 1997 to 1998 primarily due to a decline in the sales of the company's PC-cillin anti-virus product, which was discontinued at the end of September. During the year, anti-virus sales were subjected to price erosion due to severe competition. In addition, the utility market in general experienced an overall slowdown in part because of the release of Windows 98. CheckIt NetOptimizer, introduced in June and CheckIt 98 and CheckIt Diagnostic Suite, both released in August have not been in the market long enough to compensate for the decline in PC-cillin sales. There can no assurance that the sales of CheckIt 98 and CheckIt Diagnostic Suite will compensate for the decline and cessation in PC-cillin sales.

        Royalty income decreased in 1998 as the product mix changed from royalty based sales to direct product sales. Royalty income decreased as a percentage of total revenues from 4.1% in 1997 to 2.0% in 1998.

        Gross Profit. Gross profit as a percentage of total revenues increased from 61.5% in 1997 to 75.0% in 1998. The primary reason for this increase was due to reduced royalty expense as the mix of products sold during 1998 included more Company-developed products.

        Sales and Marketing Expense. The decrease in sales and marketing expense from 1997 to 1998 was primarily attributable to a decrease in the number of customer service and marketing personnel and a reduction in media advertising expense in 1998 as compared to 1997. Retail promotion costs remained relatively constant between 1997 and 1998. Due to the decrease in product sales, sales and marketing expenses increased as a percentage of total revenues from 58.7% in 1997 to 66.9% in 1998.

        General and Administrative Expense. The increase in general and administrative expense from 1997 to 1998 was primarily due to incurring a charge of approximately $150,000 to establish a reserve related to accounts receivable from customers in Europe. In addition, some employees who previously performed sales and marketing functions assumed general and administrative roles. Due to the decrease in product sales, general and administrative expenses, as a percentage of total revenues, increased from 16.6% in 1997 to 35.9% in 1998.

        Research and Development Expense. Included in research and development expense during the nine months ended September 30, 1997 was a one-time charge of $151,000 to write-off previously capitalized costs incurred to develop the Company's e.Support product. In addition, the company reduced its use of outside consultants. Due to the decrease in product sales, research and development expense, as a percentage of total revenues, increased from 28.1% in 1997 to 43.9% in 1998.

        Restructuring Expense. The Company's restructuring charges included $778,000 during the second quarter and $85,000 for the third quarter for a total of $863,000 for the year. These restructuring charges included the previously reported 2nd quarter restructuring charges as well as severance expense for several employees and the write-off of fixed assets during the 3rd quarter.

        Other Income. Other income is comprised primarily of interest earned on the Company's investments. Investment income declined in 1998 compared to 1997 as the Company reduced investment holdings in 1998 to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1998 the Company used cash resources of $1,946,000 for operating activities and purchased equipment totaling $66,000. The Company sold investments in debt securities totaling $31,344,000, and purchased similar securities aggregating $30,570,000. The Company also received proceeds from exercises of common stock options aggregating $66,000.

        The Company's cash, cash equivalents, restricted cash, and investments totaled $9,691,000 at September 30, 1998. Working capital decreased from $8,401,000 at December 31, 1997 to $6,098,000 at September 30, 1998. Cash and
cash equivalents decreased from $1,434,000 at December 31, 1997 to $265,000 at September 30, 1998. The decline in cash and cash equivalents and working capital was due primarily to the net loss incurred by the Company in the nine months ended September 30, 1998.

        The Company's restructuring activities began in June 1998 and will be completed during the quarter ending September 30, 1998 with an expected impact of approximately $525,000 on cash over the 15 months following the period ending September 30, 1998.

        The Company has a bank line of credit, which allows for borrowings up to $500,000 and was renewed in September 1998 for an additional year. Borrowings bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit. The bank prime rate at September 30, 1998 was 8.5%. There were no borrowings under the bank line of credit at September 30, 1998. This line of credit prohibits acquisitions of other entities without the prior approval of the bank, and restricts the payments of cash dividends.

        Management believes that the Company's existing cash, investments, and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through September 30, 1999. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, and expand the direct sales force for corporate customers. The execution of such plans may include strategic acquisitions of, or investments in, businesses, products or technologies.

BUSINESS RISKS

        All product development efforts include the risk that products under development prove more difficult to develop than currently anticipated, resulting in delays in reaching the market, significantly greater development costs, or even in planned products having to be abandoned. Moreover, with or without delays in bringing new products to market, it is possible that the Company's competitors will bring to market successful competing products which reduce the size of, or eliminate altogether, the market for the Company's planned products. In addition, rapid change and technological advancement characterize the software industry, including a trend by hardware manufacturers to feature pre-loaded software packages in computers. This could reduce demand for the Company's products, if such pre-loaded software performs many of the same functions as the Company's currently marketed product or technology currently under-development.

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

        With respect to statements regarding the strategy to broaden the Company's distribution channels, the Company intends on entering new markets and, in so doing, will compete against other companies having greater resources and greater name recognition. There is a risk that the Company will not be able to penetrate these new markets successfully, but will nonetheless incur sales and administrative expenses in attempting to do so, as well as research and development costs. To a large extent, the Company's success in this regard will be a function of the Company's ability to develop new products or new versions of existing products.

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



                                                TOUCHSTONE SOFTWARE CORPORATION
                                                          (Registrant)



/s/ Kenneth S. Forbes, III
---------------------------------------------------    Chief Executive Officer
    Kenneth S. Forbes, III Dated: November 12, 1998    and Director



/s/ Ronald R. Maas                                     Executive Vice President,
    Ronald R. Maas         Dated: November 12, 1998    Chief Financial Officer,
                                                       Principal Accounting
                                                       Officer and Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  27           Financial Data Schedule.