Form 10KSB
period 1998-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 1999-04-14
CIK 751160

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from _______________ to _______________

                         Commission File Number 0-12969

                        TouchStone Software Corporation
                        -------------------------------
             (Exact name of Registrant as Specified in its Charter)

             Delaware                                 95-3778226
     -------------------------------       ---------------------------------
     (State or other jurisdiction of       (IRS Employer Identification No.)
      Incorporation or Organization)

2124 Main Street, Huntington Beach, California      92648
----------------------------------------------      -----
   (Address of Principal Executive Offices)      (Zip Code)

(Registrant's Telephone Number including Area Code):  (714) 969-7746
                                                      --------------

Securities Registered Pursuant to Section 12(b) of the Act:  NONE
                                                             ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 2, 1999 was $5,433,155.
                                   ----------

The issuer's revenues for the year ended December 31, 1998 were $4,835,823.

The number of shares outstanding of the registrant's classes of common stock as of March 2, 1999 was 7,963,060.

DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

     This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. TouchStone Software Corporation's actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in Item 1, "Business", Item 6, "Management's Discussion and Analysis or Plan of Operations", and elsewhere in this Annual Report on Form 10-KSB.

Item 1.  Business
-----------------

General

     TouchStone Software Corporation (the "Company" or "TouchStone") is a developer and publisher of utility software used to set up, maintain, and manage personal computers and networks. The Company's utility software can be classified into three areas: diagnostic software, Internet optimization software, and file transfer software. The CheckIt product line, a family of system diagnostics, is designed to meet the needs of consumers and service technicians. The CheckIt products, utilizing the Company's core technology, have continued to evolve since they were first introduced in 1988, as new versions are released periodically to provide updated hardware tests for the latest technology. The CheckIt products are sold worldwide through the retail channels with some penetration into the enterprise and OEM market.

     The newest additions to the Company's diagnostic product line are CheckIt 98 for Windows 98 and CheckIt 98 Diagnostic Suite. CheckIt 98 uses 32-bit technology to provide in-depth hardware testing, system crash recovery, and accurate system information, as well as a new Y2K test and fix feature. CheckIt 98 Diagnostic Suite is a bundle of CheckIt v.5, CheckIt for DOS, FastMove!, loop back plugs, a screwdriver, and a PC technicians' pocket guide to repairing computers. The bundle combines the high-end diagnostic and analysis features of CheckIt, the file transfer capabilities of FastMove! and a set of tools including a Y2K test and fix into one package, designed for PC service technicians.

     TouchStone introduced CheckIt NetOptimizer in June of 1998 to address the growing need for enhanced Internet performance of everyday modem users. The product optimizes Internet settings in Windows and on the user's modem to increase throughput and download speeds. CheckIt NetOptimizer has been recognized by nationally known publications such as PC Magazine and Windows Magazine as a product that is differentiated from web-caching programs.

     The Company's file transfer utility, marketed under the name of FastMove!, is primarily a retail product.

     During the first six months of 1998, the Company distributed an anti-virus product, PC-cillin, which was licensed from Trend Micro, Inc. As sales of utility software in general, and anti-virus software in particular, declined during the first half of 1998, the Company found it increasingly difficult to profitably distribute PC-cillin in the retail channel. As a result, the Company no longer publishes or distributes this product.

     On March 8, 1999, the Company acquired Unicore Software, Inc., a Massachusetts corporation ("Unicore"). The acquisition of Unicore was accomplished through the merger of Unicore with and into a newly formed and wholly owned subsidiary of the Company. Immediately prior to the acquisition, the Company contributed all of the assets, products and operations of its personal computer diagnostic software business to this newly formed corporation. As a consequence, since the closing of the Unicore acquisition the Company has served as a holding company, with a single, wholly-owned subsidiary that currently conducts the business and activities that previously were separately conducted by both the Company and Unicore. For additional information regarding Unicore and the terms and conditions upon which the Company acquired it, see
Item 1, "Acquisition of Unicore" below.

     Organized in 1982 as a California corporation, the Company reincorporated in Delaware in January 1997. The Company's executive offices are located at 2124 Main Street, Huntington Beach, California, 92648, and its telephone number is (714) 969-7746.

Industry Overview

     During the last decade, the personal computer industry has grown rapidly. The Company believes that the market will continue to expand in the future as technological advances and increased functionality, combined with lower pricing, will increasingly make personal computers common for use in both homes and businesses. Future changes in the operating systems that run personal computers may contain some of the functionality of certain utility software of the kind marketed by the Company. The software industry, including the utility market, is increasingly being dominated by a few very large competitors. However, the Company believes that the complexities created by multimedia systems utilizing CD-ROM drives and enhanced video, storage, animation, and sound capability will continue to drive the demand for new, sophisticated, separately installed utility software.

Products

The following table sets forth the TouchStone products currently marketed by the
Company:

                                                                                                        Initial Release
Product Title         Description                                                                            Date
------------------------------------------------------------------------------------------------        ---------------
CheckIt               CheckIt 98 for Windows 95 collects detailed system information, tests               August 1998
                      system components, pinpoints problems, locates hidden conflicts, and restores critical system files for fast and easy PC troubleshooting.
                      CheckIt automatically detects problems, identifies exactly what isn't working, and guides the user directly to the information and tests needed to fix it.  CheckIt also tests and fixes Y2K hardware problems.

CheckIt               The CheckIt 98 Diagnostic Suite features the portable, self-booting                 August 1998
Diagnostic            diagnostics of CheckIt for DOS, new CheckIt 98 for Windows 95, FastMove!
Suite                 file transfer utility and Bigelow's PC Technician's Troubleshooting Pocket
                      Reference.  Professional technicians use this product to troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration, calibrate video components, benchmark PC performance, and conduct burn-in and certification tests.  The CheckIt Diagnostic Suite also includes a Y2K hardware test and fix feature.

CheckIt               CheckIt NetOptimizer gives Internet users a safe way to fine-tune their             May 1998
NetOptimizer          Internet connection through an automatic or manual tune-up selection.  In addition, NetOptimizer performs a complete set of diagnostic tests and corrects some common port and modem problems.  It includes a detailed troubleshooter's guide with suggestions on how to fix problems the test detects.  In addition to the tests a complete list of details and specifications about the consumer's modem and the current driver in use is available at the touch of a button.  NetOptmimizer's benchmark utility provides the means for the Internet user to evaluate the current and past performance of their ISP connections.

FastMove!             A file synchronization and transfer program with ZIPSync that keeps the             March 1995
                      files and directories on desktop PCs, laptops, networks and Zip drives,             (last update
                      synchronized and up-to-date with the click of a button.  ZIPSync is the             October 1996)
                      first utility of its kind to synchronize and catalog files on a Zip drive. FastMove! Includes an Ultra Flex Parallel Transfer Cable.

BIOS Upgrade          Unicore provides BIOS upgrade solutions for PCs, allowing
Solutions             the end-users to extend the useful life of their PC
                      systems without replacing them entirely.

PC                    Unicore's POSTcard offers hardware diagnostic solutions
Diagnostics           allowing MIS personnel and PC end-users alike to quickly
Software              determine the causes of their system failures.

Year 2000             Unicore's Millenium/Pro is a cost-effective solution
Solutions             enabling PCs without Year 2000 BIOS compliance the ability to provide accurate and uninterrupted operation.

PC Card               Unicore's CardWare enables PCs and other electronic
Software              devices to recognize, install, configure and operate
                      peripheral devices that comply with PCMCIA standards.
                      CardWare provides a number of benefits over traditional PC
                      Card software, including the efficient use of system memory, greater portability, ease of maintenance and a more modular design.

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

     The product planning and development process begins with research and analysis by both the marketing and development groups. The Company's products require varying degrees of development time, which frequently depends on the general complexity of the product. The typical length of research and development time ranges from six to 18 months. Prior to release, each product undergoes careful quality assurance testing that involves usability testing with external evaluators and a technical review of each component of the final product and testing on various hardware platforms. The Company endeavors, with the assistance of personal computer hardware, software, and peripheral suppliers, to identify potential conflicts and other factors that could lead to problems with personal computers due to incompatibility with evolving technology. The Company then adapts its "core" technology to develop products, or enhances existing ones, designed to assist the user in resolving problems or adapting to new technological environments.

     The utility software business is part of a fast changing industry and the ability of the Company to grow or to achieve reliable sources of cash flow is dependent to a large extent on the ability of the Company to develop new products and new versions of existing products. Given the results of the last three years, and the competitive factors affecting the software industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing and developing products that can compete profitably in this industry. Furthermore, several of the products currently under consideration involve complicated diagnostic technologies which are significantly more complex than those previously encountered in the development of the Company's products. This may result in significant delays and greater expense than normally encountered by the Company in the development of its products.

     The Company has worked with other companies to develop software that can be marketed and sold by the Company. These arrangements have permitted the Company to expand its product offerings without incurring all of the risks and costs of new product development. Typically, the agreements between the Company and these third parties provide that the Company pays the developer royalties as products are sold. The Company also seeks to identify products developed by others that can be published by the Company, for marketing and sale under the Company's name and trademarks and through the Company's established channels of distribution. FastMove! and the PC-cillin products were originally developed by Trend Micro Incorporated, and were subsequently modified by the Company.

     During 1998 and 1997, royalty expenses were approximately $117,000 and $1,082,000, respectively. The decline in royalty expense from 1997 to 1998 is attributable to two primary factors. First, sales of PC-cillin, on which the Company incurred royalty rates from 15% to 23%, declined from $4,787,000 in 1997 to $1,202,000 in 1998. Second, during 1998, the Company reached agreement with Trend Micro to substantially reduce the rates of royalty payments because sales of PC-cillin were declining. Research and development expenses during 1998 and 1997 were approximately $1,722,000 and $2,146,000, respectively. The Company did not capitalize any software development costs in 1998 or 1997.

     Part of the Company's strategy is to develop products based on the Windows
98, Windows 95 and Windows NT operating systems.   Release of these products
immediately prior to or at the time of Microsoft's release of Windows products depends on the Company's ability to gain pre-release access to, and to develop expertise in, current and future versions of Windows operating systems. In order to provide products compatible with future Windows releases, the Company depends on the cooperation of Microsoft.

Distribution, Sales, and Marketing

     The Company markets its products domestically through software distributors for resale to the retail sales channel. In 1998, Ingram Micro and Tech Data accounted for approximately 35% and 17% of product sales, respectively. These same distributors accounted for approximately 32% and 20% of 1997 product sales. The loss of or reduction in orders from either of these distributors would have a material adverse effect on the Company's revenues and profitability. The Company depends upon the continued viability and financial stability of these resellers. The Company's resellers generally offer products of several different companies, including products that compete with those of the Company. Accordingly, there is a risk that these resellers may give higher priority to products of other suppliers and reduce their efforts to sell the Company's products. In addition, any special distribution arrangements and product pricing arrangements that the Company may implement in one or more distribution channels for strategic purposes could adversely affect gross profit margins for its products. The Company's operations are subject to substantial risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of sales to its customers, large shipments in anticipation of demand, which is subsequently unrealized, can lead to overstocking by the distributors and substantial product returns.

     The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. In addition, an increasing number of companies compete for access to these channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from the retailers. As the number of software products available in the marketplace increases, competition for shelf space also increases. Since utility software typically constitutes a relatively small percentage of a retailer's sales volume, there can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with high quality and adequate levels of shelf space and promotional support.

     The Company's primary marketing and sales efforts in 1998 were directed at increasing demand for products at the retail sales level, and strengthening its relationship with the major computer retailers. A key component of this strategy, which was implemented in 1994, includes using outside representatives to present the Company's products to store employees in such retail stores as CompUSA, Computer City, and Best Buy. During 1998, the Company changed its outside representative firm in order to re-invigorate this effort. In addition, the Company engaged in a variety of merchandising promotions, such as end-caps, shelf-talkers, in-store posters, contests, and rebate coupons in order to increase sales. The Company has also improved its product packaging to better attract the attention of retail consumers. Licensed end-users of the Company's products include individual personal computer owners, government agencies, utilities, educational institutions, software development companies, and computer product manufacturers.

     In November 1995, TouchStone established an enterprise sales group. Although this group has had limited success, the primary focus is to promote TouchStone's products directly to enterprise and small to medium-sized business customers, and the technical marketplace. In January of 1998, the Company entered into an agreement with an independent manufacturer's representative firm, Technology Associates Marketing Company (TAMCO). Although the Company believed that the use of TAMCO was an important leverage point to expand its product line into the corporate sector, the decline in the overall utility category during the spring and summer of 1998 made it difficult to provide the volume of transactions to support the relationship. Consequently, the relationship with TAMCO was terminated in October 1998.

     The Company also uses online advertising (Internet), print media advertising, direct mail, attendance at industry trade shows such as Comdex, Retail Vision, and Retail Exchange; press releases, and direct contacts through its marketing and sales force as other means of generating new sales. The Company participates in retail promotions to obtain sales and marketing advantages at the retail level by providing allowances to certain distributors, which are passed through to the retailer. These activities include end caps, in-store advertising, promotions, brochures, catalog advertising, and software detailing to increase the effectiveness of the sales activities.

     The Company's e.Support product was developed to address problems faced by the service-management market. This product has not achieved any marketplace acceptance, and the Company has ceased its sales activity for this product.

     Internationally, the Company markets its products through distributors.
The Company has an independent sales representative in Australia and, in 1997, TouchStone appointed an individual located in Austria to serve as Managing Director of TouchStone in Europe, in order to expand and improve existing channels of product distribution. Subsequent to that appointment, in November, 1998, the Company terminated the relationship with its Managing Director in Europe. In January, 1999, the Company appointed a new representative in Germany to handle European sales operations.

     The Company's sales force at March 2, 1999 consisted of one person based in the Company's office, who receives salary, commission, and incentive bonus compensation. In addition, the Company's marketing efforts, including design and development of product packaging, advertisements, and promotional items, are mostly handled by outside consultants.

Duplication and Packaging

     Third-party suppliers provide the Company's packaging material, manuals, and software duplication services. Management believes that relations with these suppliers are good, that alternative sources exist and, if necessary, can be obtained with minimal disruption of the Company's operations. The Company has attempted to mitigate the risk of any such disruption by maintaining certain levels of "safety stock" inventories and the limited use of "second source" vendors.

Competition

     The utility software industry is intensely competitive. The increasing number of competitive products may adversely affect consumer demand for particular software products. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company's products, including Microsoft, IBM, Symantec, Network Associates, and others. Each of these firms has substantially greater financial, technical, personnel, and marketing resources than the Company. Moreover, there are no proprietary barriers to entry into the utilities market that could keep competitors from developing and selling products, which compete with those marketed by the Company. Increased competition may result in loss of shelf space and reduction in consumer demand or sell-through of the Company's products, any of which could have a material adverse effect on the Company's operating results.

     The Company faces increasing pricing pressures from competitors and, accordingly, competitive pressures may require the Company to reduce its prices. In addition, to the extent that Microsoft or other companies incorporate applications comparable or superior (either in perception or reality) to those offered by the Company into Windows 95, Windows 98, Windows NT, or other products (or separately offer such products), sales of the Company's products could be materially adversely affected. As a result, the Company's Windows 95, Windows 98 or Windows NT-based products could be rendered noncompetitive or obsolete.

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

     Under existing law, software products have been difficult to patent, and copyright laws offer limited protection. The Company routinely applies for federal trademark registrations for its products. Although the Company may file copyright applications with respect to programs developed for the Company's software products, there can be no assurance that any such copyrights will provide meaningful protection to the Company. Furthermore, the Company may not be able to afford the expense of any litigation, which might be necessary to enforce its rights. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. The laws of some countries do not protect the Company's proprietary rights to the same extent as the laws of the United States.

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

Employees

     On March 10, 1999, the Company, after its acquisition of Unicore Software, Inc. (as discussed below) had 26 full-time employees and two part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Acquisition of Unicore Software, Inc.

     On March 8, 1999, the Company acquired Unicore Software, Inc. ("Unicore") from Pierre A. Narath, the Company's President and Chief Executive Officer and a member of the Company's Board of Directors, and Jason K. Raza, who became a Vice President of the Company in connection with the acquisition. The original Unicore was founded by Mr. Narath in 1989, incorporated in 1991, and sold to Award Software International, Inc. ("Award") in 1997. On October 27, 1998, following the merger of Award with Phoenix Technologies Ltd. ("Phoenix"), Messrs. Narath and Raza formed Unicore as a new Massachusetts corporation and used it to purchase all of the assets of the original Unicore from Phoenix/Award. The acquisition of Unicore by the Company was publicly announced on March 10, 1999, and reported in the Company's Current Report on Form 8-K, which the Company filed with the Securities and Exchange Commission on March 22, 1999.

     Pursuant to the terms and conditions of a definitive Agreement and Plan of Acquisition ("Acquisition Agreement") dated as of March 5, 1999, the acquisition of Unicore was accomplished through the merger of Unicore with and into a newly-formed and wholly-owned subsidiary of the Company. Immediately prior to the acquisition, the Company contributed all of the assets, products and operations of its personal computer diagnostic software business to this newly-formed corporation. After the closing of the Unicore acquisition, the Company became a holding company with a single, wholly-owned subsidiary that currently conducts the business and activities that previously were separately conducted by both the Company and Unicore. The acquisition will be accounted for as a purchase by the Company.

     Unicore is a provider of system management software which includes basic input/output ("BIOS") software upgrades, Personal Computer ("PC") Diagnostics and Year 2000 Solutions for personal computers and embedded systems. System management software is one of the fundamental layers in any microprocessor-based system (including PCs) architecture and provides an essential interface between the system's operating system software and hardware.

     Unicore was founded in 1989 and supplied primarily BIOS software upgrades. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems without replacing them entirely.

  During the past several years, Unicore has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software, Year 2000 solutions, PC Card software and custom engineering services. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. Unicore believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products.

     Unicore's customers include primarily end-users, enterprises such as a majority of Fortune 500 corporations, government agencies and major educational and financial institutions, and designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. Unicore markets and licenses its products and services worldwide and has established itself as a leading provider of BIOS software upgrade solutions.

     The Company acquired Unicore for an aggregate purchase price of $4,555,000, with $1,205,000 of this sum paid in cash at the closing. As provided in the Agreement and Plan of Acquisition dated as of March 5, 1999 (the "Acquisition Agreement"), the $3,350,000 balance of the purchase price is to be paid immediately following the 1999 Annual Meeting of the Company's stockholders (the "1999 Annual Meeting") as described in more detail below. At the time of the acquisition, the Company pledged to and deposited the sum of $620,000 in cash in an interest-bearing account with Lawrence Savings Bank of Massachusetts, in order to obtain the release of Messrs. Narath and Raza from their personal guarantees of approximately $620,000 of indebtedness owed by Unicore to Lawrence Savings Bank that was incurred in connection with the purchase of Unicore from Phoenix/Award. The agreement regarding the purchase of Unicore from Phoenix/Award is attached hereto as Exhibit 10.8 hereto. The documents to secure the $620,000 loan and Lawrence Savings Bank's consent to TouchStone's acquisition of Unicore are attached hereto as Exhibits 10.9 and 10.10, respectively.

     In connection with the acquisition, each of Messrs. Narath and Raza entered into a three-year employment agreement with the Company. The terms of these employment agreements are described in the Proxy Statement and are incorporated herein by reference.

     At the closing of the acquisition of Unicore by the Company, the former shareholders of Unicore, Messrs. Narath and Raza, received an aggregate of $1,205,000 in cash and became entitled to receive an additional $3,350,000 as the balance of the purchase price. It was and continues to be the intention of all parties that the balance of the purchase price for Unicore be paid through the issuance and delivery of an aggregate of 3,350,000 shares of the Company's Common Stock, with each share valued for this purpose at $1.00. However, because of the number of shares to be issued and the fact that the primary recipient thereof, Mr. Narath, is a director and the President and Chief Executive Officer of the Company, the corporate governance rules for continued listing of the Company's Common Stock on The Nasdaq National Market require that the Company obtain stockholder approval of the issuance of these shares. Consequently, the Acquisition Agreement provides that the payment of the balance of the purchase price be deferred until after the Annual Meeting, in order to afford the stockholders of the Company with the opportunity to consider and vote upon a proposal to approve the issuance of shares of the Company's Common Stock in payment therefor.

     At the 1999 Annual Meeting, which is to be held on or before July 29, 1999, the Company's stockholders will be asked to approve the issuance of 3,350,000 shares of the authorized but previously unissued shares of the Company's Common Stock, which would be delivered to the former shareholders of Unicore in payment, at the rate of $1.00 per share, of the $3,350,000 remaining to be paid to them as the balance of the purchase price for Unicore. On March 8, 1999, the effective date of the acquisition, the closing price for a share of the Company's Common Stock on The Nasdaq National Market was $0.69. Approval of the proposal to issue these 3,350,000 shares of the Company's Common Stock in payment of the balance of the Unicore purchase price will require the affirmative vote of the holders of a majority of the issued and outstanding Common Stock of the Company. Each of the executive officers and directors of the Company, including Mr. Narath, has indicated the intention to vote all of such shares over which such individual has voting control in favor of the issuance of these shares.

     In the event that the stockholders of the Company do not approve the issuance of these 3,350,000 shares of Common Stock at the 1999 Annual Meeting, it would be the intention of the Company's management to pay the balance of the purchase price for Unicore with $3,350,000 in cash. In order to secure, in part, the obligation of the Company to pay the balance of the purchase price, the Company deposited the sum of $2,000,000 in cash into an interest-bearing escrow at the time of closing of the Unicore acquisition. As of March 15, 1999, after payment of the $1,205,000 cash portion of the Unicore purchase price and the deposit of this additional $2,000,000, the Company had additional cash and cash investments totaling $6,396,000. Included in this sum is the $620,000, which was pledged to and deposited in an interest-bearing account at Lawrence Savings Bank as described above.

     Approval of the issuance of 3,350,000 shares of the Company's Common Stock in payment of the balance of the Unicore purchase price is not required by Delaware law. Consequently, the Company would have the corporate power and authority to issue and deliver these shares to the former shareholders of Unicore even if the Company's stockholders declined to approve the issuance thereof at the 1999 Annual Meeting. Under certain circumstances specified in the Acquisition Agreement, the former shareholders of Unicore would have the right to insist that the balance of the purchase price be paid through issuance and delivery of 3,350,000 shares of the Company's Common Stock, rather than in cash, even if the issuance of these shares is not approved by the Company's
stockholders at the 1999 Annual Meeting.   This right would arise in the event
that the closing price for a share of the Company's Common Stock on The Nasdaq National Market has exceeded $1.00 at any time following the effective date of the Acquisition Agreement and the date of the 1999 Annual Meeting. Should the former shareholders of Unicore exercise their right to receive shares of the Company's Common Stock in lieu of cash under these circumstances, the continued listing of the Company's Common Stock on The Nasdaq National Market could be jeopardized since the shares would be issued without stockholder approval.

Item 2.  Description of Properties
----------------------------------

     The Company has a five-year lease for approximately 15,700 square feet of office space in Huntington Beach, California, expiring on March 31, 2000. The annual rent payments under this lease are currently $211,000. However, due to the Company's restructuring efforts and the resulting decline in the number of employees located at its Huntington Beach facility, the Company has excess space, a portion of which it has subleased. As of February 28, 1999, the Company has sublet approximately 1/3 of its office space. The Company receives approximately $6,400 monthly from its subtenants.

Item 3.  Legal Proceedings
-------- -----------------

     On October 9, 1996, an entity known as Intervention, Incorporated ("Intervention") filed an action against the Company in the Superior Court of the State of California, Contra Costa County (C 96-04476). Intervention claims that it is a non-profit corporation bringing an action for the interests of the general public. In essence, Intervention claims that the Company is engaged in unfair competition and is violating California's Fair Packaging and Labeling Act by filling the Software packages to "substantially less than their capacities." Intervention seeks injunctive relief, unspecified attorneys' fees and damages of $1,000,000. Eight other software companies have been named as defendants in identical lawsuits in three different counties; all of the actions have been
coordinated in the San Francisco Superior Court (No. 4006).   The Court
sustained the Company's demurrer to the complaint without leave to amend on January 23, 1998. Intervention appealed the decision and the Company will continue to defend itself vigorously. Based on its current knowledge, the Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.

     On March 23, 1999, the Company was in receipt of a Complaint and Summons ("Complaint") filed against the Company by Otto Legerer and GSV Immobilien Ges.m.b.H. Mr. Legerer formerly served as the Company's Managing Director of European Operations. The Complaint alleges, among other items, breach of contract in regards to his termination. The Complaint indicates that Mr. Legerer is seeking compensatory and certain other damages. The Company believes that the Complaint is without merit and will defend itself vigorously.

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     During the quarter ended December 31, 1998, the Company solicited votes by proxy for the election of five directors at the Company's 1998 Annual Meeting of Stockholders which was held on December 3, 1998. Set forth below are the results of the votes cast at the 1998 Annual Meeting of Stockholders:

Proposal #1    Election of Directors      For         Withheld
-----------    ---------------------      ---         --------

               Larry W. Dingus           6,479,893    402,660
               Ronald R. Maas            6,510,693    371,860
               Kenneth C. Welch, III     6,743,126    139,427
               Pierre A. Narath          6,755,293    127,260
               Kenneth S. Forbes, III    6,779,190    103,394

     Subsequent to the 1998 Annual Meeting of Stockholders, on December 31, 1998, Mr. Forbes resigned from the Company's Board of Directors and from all offices of and employment with the Company. The Board of Directors has taken action to reduce the number of Board positions to four and there are currently four directors in office.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     The Company's Common Stock has been traded on The Nasdaq National Market since May 19, 1995, under the symbol "TSSW." The high and low closing sale prices for a share of the Company's Common Stock set forth below for the periods indicated are as reported on The Nasdaq National Market:

1999 - Quarter ended                 Low    High
--------------------                 ---    ----
March 31, 1999                       0.69    1.44

1998 - Quarter ended
--------------------
December 31, 1998                    0.56    1.25
September 30, 1998                   0.88    2.06
June 30, 1998                        1.50    4.19
March 31, 1998                       1.69    4.00

1997 - Quarter ended
--------------------
December 31, 1997                   $1.81   $4.75
September 30, 1997                   1.44    3.13
June 30, 1997                        1.81    2.50
March 31, 1997                       2.44    3.25

     The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations, and other factors, may adversely affect the market price of the Company's common stock. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Finally, because the Company participates in a highly dynamic industry, there is often significant volatility of the Company's common stock price.

     As of December 31, 1998, there were approximately 3,100 holders of record of TouchStone's common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

     TouchStone has not paid cash dividends on its common stock since its inception. TouchStone intends to employ all available funds for the development of its business, and, accordingly, does not intend to declare or pay any cash dividends in the foreseeable future. Additionally, the Company's line of credit prohibits the payment of dividends without prior approval of the bank.

Item 6.  Selected Financial Data
--------------------------------

     Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

     This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the caption "Business Risks" contained herein.

General

     During 1998, the Company continued to experience declining revenues and operating losses. This situation has been caused primarily by the difficulty of competing in the retail marketplace. In part to remedy this situation, the Company has acquired Unicore. With this acquisition, the Company intends to increase its product line and its channels of distribution. Integral to this strategy is the combination of Unicore's direct sales experience with the Company's retail-oriented products and the combination of the

Company's retail sales experience with Unicore's BIOS and Y2K products.

     The Company's revenues consist of product sales and royalty income. Royalty income is derived from international sales of the Company's products under agreements with co-publishers, and OEM customers in the U.S.

     Product revenues are recorded at the time products are shipped, but the Company records a reserve for product returns at each period-end which covers 100% of inventory in the sales channel. The reserves for such inventory are classified as deferred revenue on the Company's balance sheet. The Company's operations are subject to substantial and unpredictable risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand, which is subsequently unrealized, can lead to overstocking by the distributors and substantial product returns. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment.

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

     The Company's quarterly operating results may fluctuate significantly due to a variety of factors, including changes in the Company's product and customer mix, the number and timing of new product introductions by the Company or its competitors, pricing pressures, general economic conditions, and other factors. Products are generally shipped as orders are received and, accordingly, the Company has historically operated with relatively little backlog. As a result, quarterly revenue will depend on the volume and timing of orders received during a particular quarter, both of which are difficult to forecast. In addition, the Company will continue to incur product development, marketing, and promotional expenses based upon management's expectations as to future sales. Many of these expenses are committed in advance. Consequently, the Company has difficulty in adjusting spending in a timely manner to compensate for any unexpected shortfall in sales.

     From 1996 through 1998, the Company spent considerable resources on the development, marketing, and sales of PC-cillin, a retail anti-virus product. In addition, sales of PC-cillin required a large commitment to customer technical support in relation to that required by the Company's other products. In the early part of 1998 sales of anti-virus products were negatively impacted by a strategy implemented by the Company's competitors to gain market share. The strategy involved giving customers a mail-in rebate equivalent to 100% of their purchase price. Because of this severe price erosion, the Company found it increasingly difficult to compete and revenues from PC-cillin dropped dramatically.

     In order to avoid spending more resources on PC-cillin, the Company decided to discontinue all activities related to the product and to terminate its associated licensing agreement with Trend Micro, from whom the Company licensed PC-cillin. In so doing, the Company has decided to forego revenue opportunities associated with the sales of anti-virus products. There can be no assurances that the Company will be able to develop products that will sufficiently make up for the shortfall in anti-virus sales.

     The following information should be read in conjunction with the audited consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand and all percentages are approximate.

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:


                                 1998      1997
                                 ----      ----
Revenues:
     Product sales               97.8%     96.5%
     Royalty income               2.2       3.5
                                 ----      -----
     Total revenues              100.0    100.0
Cost of revenue                   28.3     36.0
                                 -----    -----
     Gross profit                 71.7     64.0
Sales and marketing               49.2     55.2
General and administrative        40.5     16.3
Research and development          35.6     27.1
Restructuring Costs               22.2      _
                                 -----    -----
Loss from operations             (75.8)   (34.6)
Other income, net                 11.8      8.6
                                 -----    -----
Loss before taxes                (64.0)   (26.0)
Provision for income taxes         -        -
                                 -----    -----
     Net loss                   (64.0)%   (26.0)%
                                 =====    =====


Comparison of Years Ended December 31, 1998 and 1997

     Revenues. Total product sales decreased almost 40% from $7,637,000 in 1997 to $4,729,000 in 1998 due to a number of factors. First, the overall utility market experienced a slowdown in sales in the first half of 1998, as consumers postponed purchases while waiting for the release of Windows 98. Second, the Company, as part of an overall restructuring of its operations, decided to discontinue selling the PC-cillin anti-virus product, which represented approximately 60% of sales in 1997. PC-cillin sales decreased from $4,787,000 in 1997 to $1,202,000 in 1998. Royalty income decreased from $279,000 in 1997 to $107,000 in 1998 as the product mix changed from royalty-based sales to direct sales.

     The Company determined that certain reserves, primarily related to rebates and price protection, for recent sales activities and inventory in the channel, were no longer required to be at their previous levels. Consequently during the fourth quarter, the Company reduced reserves by approximately $750,000.

     Gross Profit. Gross profit as a percentage of total revenues improved from 64.0% in 1997 to 71.7% in 1998 because of lower royalty expense associated with PC-cillin, and an increase in the sales of the Company's higher-priced, high-gross margin products. Royalty expense decreased from $1,082,000 in 1997 to $117,000 in 1998 due to lower sales of PC-cillin products and due to the reductions in the royalty rates ranging from 15% to 20% in 1997 to a fixed amount in 1998.

     Sales and Marketing Expenses. Sales and marketing expense decreased approximately 45% from $4,368,000 in 1997 to $2,381,000 in 1998, primarily due to reduced sales and marketing staff as part of the Company's restructuring efforts, lower commissions because of reduced sales and sales staff, and lower promotional costs. Because of these reductions, sales and marketing expenses also decreased as a percentage of total revenues from 55.2% in 1997 to 49.2% in 1998.

     General and Administrative Expenses. The increase in general and administrative expense for 1998 was attributable to several factors. First, the Company spent more for executive and administrative management than in 1997. Second, the Company was forced to increase spending for legal matters, particularly trademark issues. Third, the Company wrote off bad debt of $159,000 related to its European subsidiary. General and administrative expenses increased from $1,290,000, or 16.3% of revenues, in 1997 to $1,957,000, or 40.5%
of revenues, in 1998.

     Research and Development Expenses. The decrease in research and development expense from $2,146,000 in 1997 to $1,722,000 in 1998 is attributable to decreased staff, outside consultants and overhead as part of the Company's restructuring efforts. Research and development expense increased as a percentage of total revenues from 27.1% in 1997 to 35.6% in 1998 due to the Company's decline in sales from year to year.

     Restructuring Costs. During 1998 the Company experienced a significant decline in its retail products business. This decline in revenues caused the Company to experience significant operating losses during its fiscal second and third quarters. As part of its strategy to curtail these losses, the Company restructured its operations. The restructuring consisted primarily of a reduction in the Company's workforce from approximately 50 to 12. The reduction in headcount resulted in a charge for severance payments. In addition, the Company took a charge for the write-off of certain fixed assets and leasehold improvements. The restructuring also included the resignation of Larry Jordan as Chief Executive Officer. Ken Forbes succeeded Mr. Jordan in August. Mr. Forbes embarked on a business strategy involving the Internet, which was a drastic change from the Company's recent business strategy. At the end of 1998, the Company's Board of Directors elected to discontinue the Internet strategy and Mr. Forbes resigned from the Company. Much of the Company's restructuring costs related to severance packages for Messrs. Jordan and Forbes. Total restructuring costs of $1,075,000 included approximately $837,000 related to severance expense for termination of approximately 35 employees, $182,000 related to the write-down of property and equipment, and $56,000 related to the accrual of lease expenses on vacated facilities. Severance expenses include salaries and benefits related to all employees terminated as a result of the acquisition and cost reduction efforts. The Company wrote down its inventories to their salvage value of the assets. In addition, the Company wrote down its facilities expense to the net realizable value. These write-downs are attributable to the Company's intention to dispose of the assets based on its decision to relocate its facilities and its decision to reduce headcount.

     Other Income. Other income decreased from approximately $685,000 in 1997 to approximately $570,000 in 1998, as interest-bearing investments decreased.

Comparison of Years Ended December 31, 1997 and 1996

     Revenues. Total product sales increased slightly from 1996 to 1997 as sales of PC-cillin and CheckIt products increased. Royalty income decreased in 1997 as the product mix changed from royalty-based sales to direct sales.

     Gross Profit. Gross profit as a percentage of total revenues improved from 54.2% in 1996 to 64.0% in 1997 because of lower royalty expense, lower inventory reserve expense, and there was no amortization of capitalized software costs in 1997.

     Sales and Marketing Expenses. The decrease in sales and marketing expense was primarily attributable to a decrease in direct mail campaigns, lower commissions and salary, and lower advertising costs. Due to these reductions, sales and marketing expenses decreased as a percentage of total revenues from 61.8% in 1996 to 55.2% in 1997.

     General and Administrative Expenses. The decrease in general and administrative expense for 1997 was attributable to reductions in public relations expense and reduction in headcount. Certain overhead reductions were offset by an increase in legal expense pertaining to a terminated acquisition and for a legal action filed by Intervention, Incorporated. As a percentage of total revenues, general and administrative expenses decreased from 18.9% in 1996 to 16.3% in 1997.

     Research and Development Expenses. The increase in research and development expense was attributable to increased staff and overhead, which was, offset somewhat by a reduction in consultant expense. Additionally, the expense was higher in 1997 because of a direct write off of $162,000 in software development costs. Research and development expense also increased as a percentage of total revenues from 19.2% in 1996 to 27.1% in 1997.

     Other Income. Interest income exceeded interest expense by approximately $789,000 in 1996 and by approximately $685,000 in 1997 as interest-bearing investments decreased.

Liquidity and Capital Resources

     During the year ended December 31, 1998, the Company used cash resources of $3,054,000 for operating activities, and purchased equipment totaling $84,000. The Company received proceeds from the exercise of stock options aggregating $71,000. The Company also had net investment sales of $2,455,000.

     The Company's cash and cash equivalents, restricted cash, and investments totaled $8,587,000 at December 31, 1998. Working capital decreased from $8,401,000 at December 31, 1997 to $5,644,000 at December 31, 1998. Cash and
cash equivalents decreased from $1,434,000 at December 31, 1997 to $825,000 at December 31, 1998. The decrease in working capital and cash and cash equivalents was due primarily to decreased holdings of short-term investments, the addition of accrued restructuring liabilities, and the net loss incurred by the Company in the year ended December 31, 1998.

     In September 1997, the Company negotiated a bank line of credit, which allows for borrowings up to $500,000. The Company renewed the line of credit in September 1998 and it now expires in September 1999. Borrowings will bear interest at the bank prime rate, and are collateralized by a $500,000 certificate of deposit, included as restricted cash on the accompanying balance sheet. The bank prime rate at December 31, 1998 was 7.75%. There were no borrowings outstanding under the bank line of credit at March 2, 1999. This borrowing facility requires the prior approval of the bank for any merger or acquisition, and restricts the payments of cash dividends.

     Management believes that the Company's existing cash and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through December 31, 1999. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, and expand the direct sales force for corporate customers. The execution of such plans may include strategic acquisitions of, or investments in, businesses, products or technologies.

     As a result of the acquisition of Unicore Software, Inc., the Company's cash and investments during the 1st quarter of 1999 will be depleted by approximately $1,205,000, excluding impacts to cash from other events and the normal operations of the Company. Because of the structure of the acquisition, it is possible that the Company's cash and investments will be reduced by an additional $3,350,000, depending upon the vote of the Company's stockholders at the 1999 Annual Meeting. See Item 1, "Acquisition of Unicore." If the remaining obligation of this acquisition is paid in common stock, as is proposed within the Agreement and Plan of Merger, there will be no direct impact to the Company's cash and investments.

Subsequent Events

     On November 6, 1998, Unicore and Phoenix, through its subsidiary Award, entered into a Software License Agreement ("License Agreement") for the licensing of certain Award Software by Unicore and the licensing of certain Unicore Software by Phoenix (both as defined in the License Agreement).

     On March 5, 1999, Unicore and Phoenix entered into an Agreement Regarding Change in Control pursuant to which Phoenix gave its consent to the merger of Unicore with and into a wholly-owned subsidiary of the Company, and Unicore agreed to incorporate certain additional events into the License Agreement, each of which is a material breach giving Phoenix the right to terminate the licenses granted by Phoenix thereunder.

     On March 5, 1999, an Addendum "A" to the License Agreement ("Addendum") between Unicore and Phoenix was signed and made effective as of October 1, 1998. The Addendum adds the Phoenix CardWare product to the list of products Unicore is licensed to market and sell. The Addendum specifies that Unicore shall pay Phoenix a prepayment on future royalties and a percentage royalty rate based on net revenues generated by sales of the CardWare product. In addition, the Addendum specifies that the royalty rate paid by Unicore as defined in the License Agreement will be lowered in exchange for cash consideration paid to Phoenix.

     On March 31, 1999, the Company signed a Software Purchase Agreement with Phoenix under the terms of which the Company acquired all title, rights and obligations relating to the CardWare product for cash consideration and the termination of the Addendum as to CardWare.

Business Risks

     This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report

     These risk factors include the risk that products under development prove more difficult to develop than currently anticipated resulting in delays in reaching the market, significantly greater development costs, or even in planned products having to be abandoned. Moreover, with or without delays in bringing new products to market, it is possible that the Company's competitors will bring to market successful competing products which reduce the size of, or eliminate altogether, the market for the Company's planned products. In addition, rapid change and technological advancement characterize the software industry, including a trend by hardware manufacturers to feature pre-loaded software packages in computers. This could reduce demand for the Company's products, if such pre-loaded software performs many of the same functions as the Company's currently marketed product or technology currently under development.

Industry Risks
--------------

     The utility software business is part of a fast-changing industry and the ability of the Company to grow or to predict future revenue is dependent to a large extent on the ability of the Company to develop new products and new versions of existing products. Given the results of the last two years, and the competitive factors affecting this industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing and developing products that can compete profitably in this industry. Furthermore, some of the products currently under consideration involve complicated diagnostic technologies, which are more complex than those previously encountered in the development of the Company's products. This may result in significant delays and greater expense than normally encountered by the Company in the development of its products.

     As a result of the acquisition of Unicore, the Company will be challenged with integrating the operations of two companies with different characteristics. In addition, the operations and physical assets of the Company will be relocated to North Andover, Massachusetts. There is a risk that the Company will have difficulty integrating the operations of the two companies and will experience significant costs in so doing. In addition, there is a risk that the Company will not be able to successfully co-manage the sales operations that were in existence prior to the merger, which could result in sales falling below expectations. With regard to the planned expansion of the Company's presence at retail chains, the Company competes against many other software vendors both directly, in the form of competing products, and indirectly, with even non-competing products for limited shelf space at retailers and distributors. To a large extent, the Company's success in this regard will be a function of the Company's ability to develop new products or new versions of existing products, along with market acceptance of the Company's products currently being sold at retail.

     The Company has made significant commitments of time, effort, and expense in its efforts to develop and bring to market the e.Support product. As of December 31, 1998, TouchStone had not realized any revenue from the e.Support product and is not engaging in efforts to market the product.

Year 2000 Risks
---------------

     Overview. The Company is in the process of analyzing and addressing what is known as the Year 2000 Issue. The Year 2000 Issue has arisen because many existing computer programs use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century and, accordingly, could misconstrue dates such as "00" as the year 1900 rather than 2000. The failure of computer programs and systems to properly recognize dates beginning in the year 2000 could adversely affect the Company's business activities.

     The Company's Year 2000 Compliance Program. The Company has initiated its Year 2000 Compliance Program. The purpose of the program is: to identify important systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems will continue to operate in the Year 2000 and to test the replaced or remediated systems. The Company expects to substantially complete its Year 2000 Compliance Program activities before the end of 1999.

     Information Technology Systems. The Company's critical internal information technology ("IT") systems consist of its electronic mail system, internal financial systems, corporate communications system, desktop and file management systems, software development tools and I/S management tools. The Company is contacting the vendors of these systems and obtaining assurances that these IT systems are currently in material Year 2000 compliance. To the extent that some employees may be using older versions of these systems that may not be compliant, the Company intends to upgrade such systems to achieve material Year 2000 compliance. The Company is still in the process of evaluating other areas of its existing internal IT systems at this time and will seek further assurances from its vendors as necessary. The Company plans to test its critical IT systems during 1999. The Company intends to evaluate the need for contingency plans for these internal IT systems given the assurances of compliance the Company has received for these systems. While the Company will work diligently with all of its IT system providers, there is no guarantee that these IT systems providers will meet Year 2000 compliance. The failure of any such IT system to be Year 2000 compliant could have a negative effect on the business activities of the Company.

     Non-Information Technology Systems. The Company is conducting an assessment of its non-information technology systems (such as voice mail, telephone and other systems containing embedded microprocessors) and is in the process of determining the nature and extent of any work that may be required to make any non-IT systems Year 2000 compliant.

     Third-Party Suppliers, Vendors and Customers. The Company's Year 2000 Compliance Program also includes an investigation of the Year 2000 compliance of its major suppliers, vendors, customers and business partners. For example, where the Company's products and services incorporate third-party software the Company will be verifying these third-party suppliers' Year 2000 compliance. If cases occur where the non-compliance of third-party components does affect features or functions used by the Company in its products, the Company intends to install upgrades (most of which are currently available) to achieve material compliance. In addition, the Company is in the process of testing its application software. To date, the Company has found its application software to be Year 2000 compliant. Given the number of components and the complexity of the software incorporated in the Company's products and services, the Company believes that in the course of conducting its Year 2000 Compliance Program, it could reasonably discover that the Year 2000 problem may affect its software or components. However, the Company regularly develops software updates to its product offerings as a natural course of business and the Company does not expect that these Year 2000 updates will be excessively complex or expensive to implement.

     Year 2000 Costs and Expenses. To date, the costs associated with the Year 2000 Issue and the Company's Year 2000 Compliance Program have not been material. The Company will incur costs that include internal resources, software and equipment upgrades and replacement. Based on currently available information, the Company believes that the expense associated with its ongoing efforts will not be material and will be funded through operations.

     Contingency Plans. At the present time, the Company has not yet formulated contingency plans for addressing problems due to the Year 2000 Issue. The Company has been assured that its critical internal IT systems are compliant by the vendors of those systems and the Company will evaluate the need for contingency plans for internal IT systems given those assurances. The Company is currently in the process of evaluating the Year 2000 Issue with respect to its non-IT systems and with respect to its major suppliers, vendors, customers and business partners. As this evaluation process proceeds, the Company will formulate appropriate contingency plans. The Company expects that any required contingency planning will be completed no later than the end of 1999.

     Various statements in this discussion of Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as discussed above under "Factors That May Affect Future Results." These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors, which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified, the failure of software vendors to deliver the upgrades and repairs to which they have committed, the wide variety of information technology systems and components, both hardware and software, that must be evaluated and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

Item 8.   Financial Statements                                         Page
------------------------------                                         ----

Index to Financial Statements:

  1. Independent Auditors' Report                                       20

  2. Consolidated Financial Statements:

         Consolidated  Balance Sheets as of December 31, 1998
         and 1997                                                       21

         Consolidated Statements of Operations for the years ended
         December 31, 1998 and 1997                                     22

         Consolidated Statements of Shareholders' Equity for
         the years ended December 31, 1998 and 1997                     23

         Consolidated Statements of Cash Flows for
         the years ended December 31, 1998 and 1997                     24

         Notes to Consolidated Financial Statements                     25

INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
 TouchStone Software Corporation:


We have audited the accompanying consolidated balance sheets of TouchStone Software Corporation and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Costa Mesa, California
March 9, 1999

                        TouchStone Software Corporation
                          Consolidated Balance Sheets
                           December 31, 1998 and 1997

                                                          1998         1997
                                                      ------------  -----------
ASSETS
------

Current assets:
  Cash and cash equivalents                           $    825,255  $ 1,433,861
  Investments                                            5,897,469    8,410,133
  Restricted cash                                          500,000      500,000
  Accounts receivable, net                               1,193,528    2,687,278
  Inventories, net                                         185,287      283,141
  Prepaid expenses and other current assets                166,987      263,202
                                                      ------------  -----------
      Total current assets                               8,768,526   13,577,615

Investments                                              1,364,797    1,306,860
Property, net                                              134,888      420,033
Other assets                                                58,458       31,171
                                                      ------------  -----------
                                                      $ 10,326,669  $15,335,679
                                                      ============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                    $    631,646  $   633,548
  Accrued payroll and related expenses                     152,336      273,628
  Accrued cooperative advertising expense                  413,002      854,134
     Accrued restructuring expense                         380,128
  Deferred revenue                                       1,243,034    2,403,797
  Other accrued liabilities                                304,411    1,011,559
                                                      ------------  -----------
      Total current liabilities                          3,124,557    5,176,666

Other liabilities                                          189,893      130,792
Commitments and Contingencies

Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares
    authorized, none issued or outstanding
  Common stock, $.001 par value, 20,000,000
    shares authorized; issued and outstanding,
    7,963,060 (1998)
    7,883,085 (1997)                                         7,963        7,883
  Additional paid-in capital                            18,754,516   18,673,682
  Accumulated deficit                                  (11,750,260)  (8,653,344)
                                                      ------------  -----------
      Total shareholders' equity                         7,012,219   10,028,221
                                                      ------------  -----------
                                                      $ 10,326,669  $15,335,679
                                                      ============  ===========



         See accompanying notes to consolidated financial statements.

                        TouchStone Software Corporation
                     Consolidated Statements of Operations
                     Years ended December 31, 1998 and 1997

                                                    1998            1997
                                                 -----------     -----------
Revenues:
  Product sales                                  $ 4,729,240     $ 7,636,714
  Royalty income                                     106,583         278,651

    Total revenues                                 4,835,823       7,915,365
Cost of revenues                                   1,367,196       2,853,044

    Gross profit                                   3,468,627       5,062,321

Operating expenses:
  Sales and marketing                              2,380,787       4,367,892
  General and administrative                       1,956,603       1,289,715
  Research and development                         1,721,716       2,145,766
  Restructuring costs                              1,075,253

    Total operating expenses                       7,134,359       7,803,373

Loss from operations                              (3,665,732)     (2,741,052)

Other income, net                                    569,616         684,970
                                                 -----------     -----------
Loss before provision
  for income taxes                                (3,096,116)     (2,056,082)
Provision for income taxes                               800             800

Net loss                                         $(3,096,916)    $(2,056,882)
                                                 ===========     ===========

Loss  per share, basic and diluted                    $(0.39)         $(0.26)
                                                 ===========     ===========

Weighted average shares outstanding, basic         7,930,000       7,840,000
 and diluted                                     ===========     ===========



          See accompanying notes to consolidated financial statements.

                        TouchStone Software Corporation
                Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 1998 and 1997

                                                                                                           Notes
                                                                                                         receivable     Total
                                                       Common stock        Additional                    from sale      share-
                                                       ------------         Paid-in     Accumulated      of common      holders'
                                                     Shares      Amount     capital       deficit          stock        equity
                                                     ------      ------     -------       -------          -----        ------

Balances at
 January 1, 1997                                   7,772,735     $7,773   $18,595,990   $ (6,596,462)    $(24,089)   $11,983,212

Stock options exercised                              110,350        110        63,856                                     63,966
Collections of notes receivable                                                                            24,089         24,089

Stock options issued for
 consulting services                                                           13,836                                     13,836

Net loss                                                                                  (2,056,882)                 (2,056,882)
                                                  ----------     ------   -----------   ------------     ---------   -----------

Balances at
 December 31, 1997                                 7,883,085      7,883    18,673,682     (8,653,344)                 10,028,221


Stock options exercised                               79,975         80        70,663                                     70,743

Stock options issued for
 consulting services                                                           10,171                                     10,171

Net loss                                                                                  (3,096,916)                 (3,096,916)
                                                  ----------     ------   -----------   ------------     ---------   -----------

Balances at
 December 31, 1998                                 7,963,060     $7,963   $18,754,516   $(11,750,260)    $      -    $ 7,012,219
                                                  ==========     ======   ===========   ============     =========   ===========




          See accompanying notes to consolidated financial statements.

                        TouchStone Software Corporation
                     Consolidated Statements of Cash Flows
                     Years ended December 31, 1998 and 1997

                                                                            1998              1997
                                                                        ------------      ------------
Cash flows from operating activities:
  Net loss                                                              $ (3,096,916)     $ (2,056,882)
  Adjustments to reconcile net loss to net
    cash flows used in operating activities:
    Depreciation and amortization                                            180,876           246,266
    Stock options issued for consulting services                              10,171            13,836
    Provision for doubtful accounts                                          350,409            44,817
    Provision for obsolete inventories                                        79,794           239,530
    Write-off of software development costs and fixed assets                 183,881           162,842
    Change in deferred lease obligation                                       59,101             6,648
Changes in operating assets and liabilities:
    Accounts receivable                                                    1,143,341           (49,223)
    Inventories                                                               18,060           204,783
    Prepaid expenses and other current assets                                 96,215            88,772
    Other assets                                                             (27,287)             (994)
    Accounts payable                                                          (1,902)       (1,355,394)
    Deferred revenue                                                      (1,160,763)
    Accrued and other liabilities                                           (889,444)         (152,690)
                                                                        ------------      ------------
        Net cash used in operating activities                             (3,054,464)       (2,607,689)

Cash flows from investing activities:
  Purchases of investments                                               (41,036,995)      (31,377,389)
  Sales of investments                                                    43,491,722        32,633,603
  Purchases of property                                                      (83,668)         (226,545)
  Cash received on sale of property                                            4,056            30,350
                                                                        ------------      ------------
        Net cash provided by investing activities                          2,375,115         1,060,019

Cash flows from financing activities:
  Proceeds from exercise of stock warrants and options                        70,743            63,966
 Cash received on  repayment of notes receivable                                                24,089
                                                                        ------------      ------------
        Net cash provided by financing activities                             70,743            88,055

Net decrease in cash and cash equivalents                                   (608,606)       (1,459,615)
Cash and cash equivalents, beginning of period                             1,433,861         2,893,476
                                                                        ------------      ------------
Cash and cash equivalents, end of period                                $    825,255      $  1,433,861
                                                                        ============      ============

Supplemental cash flow information:
Interest paid                                                           $        923      $      1,577
                                                                        ============      ============

Income taxes paid                                                       $        800      $        800
                                                                        ============      ============

          See accompanying notes to consolidated financial statements.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997

1.   Summary of Significant Accounting Policies

     Nature of Operations. TouchStone Software Corporation ("TouchStone" or the "Company") designs, develops, markets, and supports a line of computer problem-solving utility software and supporting products which simplify personal computer (PC) installation, support, and maintenance. The Company markets its products domestically through software distributors for resale through the retail channel, which includes approximately 4,000 resellers worldwide. Ongoing customer evaluations are performed with respect to the Company's receivables, and collateral is generally not required.

     Consolidation. The consolidated financial statements of the Company include the financial statements of the Company's wholly owned subsidiary, TouchStone Europe Ltd. All intercompany transactions and balances have been eliminated.

     Translation of Foreign Currencies. Foreign subsidiary financial statements are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translations. The functional currency of the Company's European subsidiary is the U.S. dollar, therefore, translation gains and losses are included in results of operations. Transaction and translation gains and losses were not significant in 1998 or 1997.

     Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

     Investments. Investments at December 31, 1998 consist of investments in certificates of deposit, commercial paper, and debt securities, and are classified as held-to-maturity. Such investments are recorded at cost.

     Inventories. Inventories are stated at the lower of first-in, first-out cost, or market, and consist mainly of finished goods, media, and packaging supplies.

     Property. Property is stated at cost and depreciated using the straight-line method based on the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

     Restructuring. The primary components of the Company's restructuring expense include severance for terminated employees, the write-down of property and equipment and the write-down of facilities expense. Severance expenses include salaries and benefits related to all employees terminated as a result of the acquisition and cost reduction efforts. The Company wrote down its property and equipment to the salvage value of the assets. In addition, the Company accrued lease expenses related to facilities it vacated. These write-downs are attributable to the Company's intention to dispose of the assets based on its decision to relocate its facilities and its decision to reduce headcount.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997

1.   Summary of Significant Accounting Policies (continued)

     Software Development Costs. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing are capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, until the product is available for sale. During 1998 and 1997, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

     Long-Lived Assets. The Company evaluates long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs. The Company evaluated its property and equipment and the Company has recorded $182,000 of write-down in property and equipment to be disposed and a $56,000 accrual of lease expenses on vacated facilities, as part of restructuring costs. (see Note 4)

     Revenue Recognition.   Product revenues are recorded at the time products
are shipped, but the Company records a reserve for product returns at each period-end which covers 100% of inventory in the sales channel. The reserves for such inventory are classified as deferred revenue on the Company's balance sheet. The Company's operations are subject to substantial and unpredictable risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand which is subsequently unrealized, can lead to overstocking by the distributors and substantial product returns. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. The Company accrues for such rebates when such price declines are known or become anticipated.

     Income Taxes. The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes.

     Accounting for Stock-Based Compensation. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. (See Note 4)

     Earnings per Share. Pursuant to SFAS No. 128, Earnings Per Share, ("SFAS No. 128"), the Company provides dual presentation of "Basic" and "Diluted" EPS, replacing "Primary" and "Fully diluted" EPS formerly under APB Opinion No. 15.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998 and 1997

1.  Summary of Significant Accounting Policies (continued)

     Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. Common stock equivalents consisted of outstanding stock options and warrants for the years ended December 31, 1998 and 1997, but have not been included in the calculation of diluted EPS as their effect would have been antidilutive on both periods. At December 31, 1998 and 1997, the number of outstanding stock options and warrants were 1,834,808 and 1,907,518, respectively.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires TouchStone management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods then ended. Actual results, including those related to sales returns, could differ from those estimates.

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

     Recently Issued Accounting Standards. In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosures prescribed by SFAS No. 130 were effective beginning with the first quarter of calendar 1998. There was no difference between the Company's comprehensive loss and the net loss reported on the statements of operations.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS No. 131"). This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosure about products and services, geographic areas and major customers. See Note 9.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS No. 133, which it is required to adopt for the fiscal year ended December 1999.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements


2.   Balance Sheet Detail

     Current investments consist of the following, which are classified as held to maturity at December 31:

                                                    1998              1997
                                                    ----              ----
Cost of Investments:
Certificates of deposit                         $ 1,639,002        $ 2,307,000
Commercial paper                                  1,678,557          3,119,075
Corporate bonds                                   1,084,917            498,672
Government notes                                  1,494,993          2,485,386
                                                -----------        -----------
                                                $ 5,897,469        $ 8,410,133
                                                ===========        ===========
Fair Market Value of Investments:
Certificates of deposit                         $ 1,638,590        $ 2,307,000
Commercial paper                                  1,691,653          3,125,761
Corporate bonds                                   1,086,086            501,385
Government notes                                  1,509,158          2,494,636
                                                -----------        -----------
                                                $ 5,925,487        $ 8,428,782
                                                ===========        ===========

Non-current investments consist of the following, which are classified as held-to-maturity at December 31:

                                                    1998               1997
                                                    ----               ----
Cost of Investments:
Certificates of deposit
Commercial paper                                $   291,000        $   974,000
Government notes                                                       260,360
Other                                               999,297
                                                     74,500             72,500
                                                -----------        -----------
                                                $ 1,364,797        $ 1,306,860
                                                ===========        ===========

Fair Market Value of Investments:
Certificates of deposit
Commercial paper                                $   290,243        $   968,876
Government notes                                                       259,687
Other                                             1,015,119
                                                    111,847             97,460
                                                -----------        -----------
                                                $ 1,417,209        $ 1,326,023
                                                ===========        ===========

     All of the Company's long-term investments at December 31, 1998 are scheduled to mature in 1999 and 2000.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

2.   Balance Sheet Detail (Continued)

     Property.  Property consists of the following at December 31:

                                                                   1998                       1997
                                                                   ----                       ----
Office equipment and furniture                                    $ 389,209                  $ 804,392
Leasehold improvements                                               17,519                     43,224
                                                                  ---------                  ---------
                                                                    406,728                    847,616
Less accumulated depreciation and amortization                     (271,840)                  (427,583)
                                                                  ---------                  ---------
                                                                  $ 134,888                  $ 420,033
                                                                  =========                  =========

3.   Reclassifications

     Certain items previously reported in specific financial captions have been reclassified to conform with the 1998 presentation.

4.  Restructuring

     During 1998 the Company experienced a significant decline in its retail products business. This decline in revenues caused the Company to experience significant operating losses during its fiscal second and third quarters. As part of its strategy to curtail these losses, the Company restructured its operations. The restructuring consisted primarily of a reduction in the Company's workforce from approximately 50 to 12. The reduction in headcount resulted in a charge for severance payments. In addition, the Company took a charge for the write-off of certain fixed assets and leasehold improvements.
The restructuring also included the resignation of Larry Jordan as Chief Executive Officer. Ken Forbes succeeded Mr. Jordan in August. Mr. Forbes embarked on a business strategy involving the Internet, which was a drastic change from the Company's recent business strategy. At the end of 1998, the Company's Board of Directors elected to discontinue the Internet strategy and Mr. Forbes resigned from the Company. Much of the Company's restructuring costs related to severance packages for Messrs. Jordan and Forbes. Total restructuring costs of $1,075,000 included approximately $837,000 related to severance expense for termination of approximately 35 employees, $182,000 related to the write-down of property and equipment, and $56,000 related to the accrual of lease expenses on vacated facilities. Severance expenses include salaries and benefits related to all employees terminated as a result of the acquisition and cost reduction efforts. The Company wrote down its inventories to their salvage value of the assets. In addition, the Company wrote down its facilities expense to the net realizable value. These write-downs are attributable to the Company's intention to dispose of the assets based on its decision to relocate its facilities and its decision to reduce headcount.

5.  Financing Arrangements

     The Company has a bank line of credit, which provides for borrowings up to $500,000 and bears interest at the bank's prime rate (7.75% at December 31, 1998). The line of credit expires in September 1999. Borrowings are collateralized by a $500,000 certificate of deposit, which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings outstanding under this line of credit at December 31, 1998. The terms of this borrowing facility prohibits acquisitions of other entities without the prior approval of the bank and restricts the payment of cash dividends. The Company was in compliance with these covenants at December 31, 1998.

6.  Shareholders' Equity

     Stock Option Plans. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire ten years from the date of grant. Options granted after 1995 vest over four years and expire ten years from date of grant. On July 24, 1997, the Company reduced the exercise price of 712,300 stock options to $1.50 per share, which was the fair market value on that date. These stock options had been exercisable at prices ranging from $1.85 to $3.00 per share. At December 31, 1998, options for 362,900 shares were available for future grants under the plans.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

6.  Shareholders' Equity (continued)

     All options granted under these plans were granted at fair market value at date of issuance. In August 1995, the Company granted its underwriter warrants to purchase 230,000 shares of the Company's common stock for $21.60 per share, which exceeded the fair market value of the Company's common stock at that date. A summary of the status of the Company's stock option plans and stock warrants as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                        1998                             1997
                               ------------------------         ------------------------
                                              Weighted                           Weighted
                                               Average                           Average
                                              Exercise                           Exercise
                                    Shares      Price                Shares       Price
                                    ------      -----                -------      -----
Options and warrants
outstanding, beginning of
year                             1,907,518      $3.68                1,193,734     $5.23

Granted                            684,700      $0.97                1,087,050     $1.57

Exercised                          (79,975)     $0.88                 (110,350)    $0.58

Canceled                          (677,435)     $1.55                 (262,916)    $1.91
                                 ---------                           ---------
Options and warrants
outstanding,
end of year                      1,834,808      $3.57                1,907,518     $3.68
                                 =========                           =========
Options and warrants
exercisable at year-end            978,802      $5.72                  790,758     $6.70
                                 =========                           =========


     The following table summarizes other information about stock options outstanding at December 31, 1998:


                                     Weighted
                                     Average          Weighted                         Weighted
                      Number         Remaining        Average          Number          Average
Range of           Outstanding      Contractual       Exercise       Exercisable       Exercise
Exercise Price      12/31/98           Life            Price          12/31/98          Price
--------------      --------           ----            -----           -------          -----
$0.22-$1.00         927,683            8.0            $ 0.59           472,183         $ 0.45

$1.44-$3.56         677,125            8.3             $1.54           276,619         $ 1.51

$21.60              230,000            1.5            $21.60           230,000         $21.60
                  ---------                                            -------
                  1,834,808            7.2            $ 3.57           978,802         $ 5.72
                  =========                                            =======

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

6.   Shareholders' Equity (continued)

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and
expected time to exercise, which greatly affect the calculated values.   If the
fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:


                                                          1998           1997
                                                          ----           ----
Net loss:                              As reported    $(3,096,916)   $(2,056,882)
                                         Pro forma    $(3,316,334)   $(2,301,894)

Basic and diluted loss per share:      As reported    $     (0.39)         (0.26)
                                         Pro forma    $     (0.42)         (0.29)

     The fair value of options granted under the Company's stock option plans during 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 88% in 1998 and 48% in 1997, risk-free interest rate of 5.00% in 1998 and 6.25% in 1997, and expected lives of four
years in both 1998 and 1997.   The Company's calculations are based on a single-
option valuation approach and forfeitures are recognized as they occur. The computed weighted average fair values for options awards in 1998 and 1997 were $0.66 and $0.65 per share, respectively.

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

     The Rights Plan provides that if a person or group acquires 15 percent or more of the Company's common stock without the approval of the Board of Directors, the holders of the Rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company's common stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is thereafter merged into another entity, or if 50% or more of the Company's consolidated assets or earning power are sold, then the Right will entitle its holder, other than the acquiring person or group, to buy common shares of the acquiring entity having a market value equal to two times the exercise price of the Right.

     The Rights were distributed to holders of the Company's common stock of record on October 4, 1996, as a dividend, and will expire, unless earlier redeemed, on September 26, 2006.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
7.   Income Taxes

     The provision for income taxes consists of the following for the years ended December 31:

                                                                          1998                        1997
                                                                     -------------               -------------
Current:
 Federal                                                             $          --               $          --
 State                                                                         800                         800
                                                                     -------------               -------------
                                                                               800                         800
Deferred:
 Federal                                                                  (892,100)                   (462,800)
 State                                                                    (152,800)                   (158,200)
                                                                     -------------               -------------
                                                                        (1,044,900)                   (621,000)
Valuation allowance                                                      1,044,900                     621,000
                                                                     -------------               -------------
Total provision                                                      $         800               $         800
                                                                     =============               =============

     A reconciliation of the Company's effective tax benefit compared to the U.S. statutory rate of 35% is as follows for the years ended December 31:

                                                                          1998                         1997
                                                                     -------------                ------------

Income taxes at statutory rates                                             (35.0%)                     (35.0%)

State benefits, net of federal benefit                                       (5.7%)                      (5.1%)

Change in valuation allowance                                                33.7%                       30.2%

Other                                                                         7.0%                        9.9%
                                                                     -------------                ------------
Provision for income taxes                                                    0.0%                        0.0%
                                                                     =============                ============

     Deferred tax assets (liabilities) consist of the following at December 31:

                                                                         1998                         1997
                                                                     -------------                ------------
Deferred tax assets:
Net operating loss and credit carry-forwards                         $   4,899,000                $   3,889,300
Sales returns reserves                                                      59,700                      120,800
Other reserves and accruals                                                411,000                      262,800
                                                                     -------------                -------------
                                                                         5,369,700                    4,272,900
Deferred tax liabilities:
State Income Taxes                                                        (250,400)                    (198,500)
                                                                     -------------                -------------
Valuation allowance                                                     (5,119,300)                  (4,074,400)
                                                                     -------------                -------------
Net deferred tax asset (liability)                                   $          --                $          --
                                                                     =============                =============

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements

7.   Income Taxes (continued)

     Based on the Company's assessment of future realization of its net deferred tax asset, a valuation allowance has been provided, primarily related to net operating loss carry-forwards, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. Additionally, at December 31, 1998 and 1997, approximately $780,000 and $705,000, respectively, of the valuation allowance was attributable to the potential tax benefit of stock option transactions, which will be credited directly to stockholders' equity, if realized.

     At December 31, 1998, the Company had federal and state net operating loss carry-forwards of approximately $12,100,000 and $6,200,000, respectively, which will begin expiring in the years 2011 and 2001, respectively. At December 31, 1998, the Company had general business credit carry-forwards for federal and state purposes of $132,852 and $87,623, respectively, which will begin expiring in the years 1999 and 2008, respectively.

8.   Commitments and Contingencies

     At December 31, 1998, the Company is obligated under non-cancelable operating leases for its office facility and office equipment. As part of its restructuring, the Company has subleased a portion of its office facility. Future minimum rents, net of sublease income, are as follows:

Years ending
December 31,
------------
   1999                  $ 137,000
   2000                     33,000
                         ---------
                         $ 170,000
                         =========

     Rent expense totaled approximately $217,000 and $286,000 for the years ended December 31, 1998 and 1997, respectively. Sublease income totaled approximately $14,000 for the year ended December 31, 1998.

     The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company's software products. Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales. The Company recorded total royalty expense of approximately $117,000 and $1,082,000 for the years ended December 31, 1998 and 1997, respectively.

     On October 9, 1996 an entity known as Intervention, Incorporated ("Intervention") filed an action against the Company in the Superior Court of the State of California, Contra Costa County (C 96-04476). Intervention claims that it is a non-profit corporation bringing an action for the interests of the general public. In essence, Intervention claims that the Company is engaged in unfair competition and is violating California's Fair Packaging and Labeling Act by filling the software packages to "substantially less than their capacities." Intervention seeks injunctive relief, unspecified attorneys' fees and damages of $1,000,000. Eight other software companies have been named as defendants in identical lawsuits in three different counties; all of the actions have been
coordinated in the San Francisco Superior Court (No. 4006).   The Court
sustained the Company's demurrer to the complaint without leave to amend on January 23, 1998 and is in the process of filing an order to this effect. Intervention has appealed this ruling and the Company will continue to defend itself vigorously. Based on its current knowledge, the Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

9.   Segment Information

     The Company engages in business activity in only one operating segment, which entails the development, manufacture and sale of utility and diagnostic software for personal computers. While the Company offers multiple products for sale, they are manufactured at one production facility. In addition, the Company's products are marketed through a common sales organization and are sold primarily to individual end-users through common distributors and retail channels.

     The Company sells its products primarily through distributors. Sales to the Company's two largest distributors accounted for 35% and 17% of net product sales in 1998 and 32% and 20% in 1997, respectively. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers could have a material adverse effect on the Company's financial condition and results of operations.


Geographical Information
                                                          1998              %               1997           %
-----------------------------------------------------------------------------------------------------------------------------------
  North America                                         $4,114,988          85%           $7,162,050      90%
-----------------------------------------------------------------------------------------------------------------------------------
  Europe                                                   538,870          11%              501,320       6%
-----------------------------------------------------------------------------------------------------------------------------------
  Other                                                    181,965           4%              251,995       2%
-----------------------------------------------------------------------------------------------------------------------------------
    Total Revenues                                      $4,835,823         100%           $7,915,365     100%
-----------------------------------------------------------------------------------------------------------------------------------


     Product information is presented in categories. All versions of CheckIt, including professional and diagnostic versions are included. Similarly, all versions of PC-cillin and FastMove are included in the respective categories.


Product Information                                       1998              %               1997           %
------------------------------------------------------------------------------------------------------------------------------------

  CheckIt                                               $2,501,537          52%           $2,171,956      27%
------------------------------------------------------------------------------------------------------------------------------------

  PC-cillin                                              1,202,025          25%            4,786,866      60%
------------------------------------------------------------------------------------------------------------------------------------

  FastMove                                                 305,573           6%              452,329       6%
------------------------------------------------------------------------------------------------------------------------------------

  CheckIt NetOptimizer                                     542,217          11%                    0       0%
------------------------------------------------------------------------------------------------------------------------------------

  Other                                                    284,471           6%              504,214       7%
------------------------------------------------------------------------------------------------------------------------------------

    Total Revenues                                      $4,835,823         100%           $7,915,365     100%
-----------------------------------------------------------------------------------------------------------------------------------

10.  Subsequent Events (Unaudited)

     Pursuant to the terms of an Agreement and Plan of Acquisition, dated March 5, 1999, by and among the Company, Pierre A. Narath and Jason K. Raza, the Company acquired Unicore Software, Inc. ("Unicore"), through the merger of Unicore with and into a wholly-owned subsidiary of the Company with the wholly-owned subsidiary as the survivor (the "Unicore Merger"). The aggregate purchase price was approximately $4,555,000 and the transaction will be accounted for as a purchase. Mr. Narath is the President, Chief Executive Officer and a member of the Company's Board of Directors and Mr. Raza is a Vice President of the Company.

     The original Unicore was founded by Mr. Narath in 1989, incorporated in 1991 ("Old Unicore"), and sold to Award Software International, Inc. ("Award") in 1997. Effective October 1, 1998, Messrs. Narath and Raza, through Unicore, purchased substantially all of the assets of Old Unicore pursuant to an Asset Purchase Agreement by and among Old Unicore, Unicore, Award, and Phoenix Technologies Ltd. ("Phoenix"), the parent company of Award.

     In November 1998, Unicore and Phoenix, through its subsidiary Award, entered into a Software License Agreement ("License Agreement") for the licensing of certain Award Software by Unicore and the licensing of certain Unicore Software by Phoenix (both as defined in the License Agreement).

     In March 1999, Unicore and Phoenix entered into an Agreement Regarding Change in Control pursuant to which Phoenix gave its consent to the Unicore Merger and Unicore agreed to incorporate certain additional events into the License Agreement, each of which is a material breach giving Phoenix the right to terminate the licenses granted by Phoenix thereunder.

     In March 1999, an Addendum "A" to the License Agreement ("Addendum") between Unicore and Phoenix was signed and made effective as of October 1, 1998. The Addendum adds the Phoenix CardWare product to the list of products Unicore is licensed to market and sell. The Addendum specifies that Unicore shall pay Phoenix a prepayment on future royalties and a percentage royalty rate based on net revenues generated by sales of the CardWare product. In addition, the Addendum specifies that the royalty rate paid by Unicore as defined in the License Agreement will be lowered in exchange for cash consideration paid to Phoenix.

     In March 1999, the Company signed a Software Purchase Agreement with Phoenix under the terms of which the Company acquired all title, rights and obligations relating to the CardWare product for cash consideration and the termination of the Addendum as to CardWare.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although adverse decisions (or settlements) may occur occasionally, the Company believes that the final disposition of such matters will not have a materially adverse effect on the financial position, or results of operations, of the Company.

                                    PART III

Item 9.  Changes In and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

Item 10.  Directors, Executive Officers, and Key Employees
----------------------------------------------------------

     The directors and executive officers of the Company at March 24, 1999 are as follows:

Name                          Age                       Title                       Since
-------------------------   --------   ---------------------------------------   ------------
Larry W. Dingus .........      55      Chairman of the Board of Directors            1982
Pierre A. Narath.........      35      President, Chief Executive Officer and        1998
                                         Director
Ronald R. Maas...........      53      Executive Vice President and Secretary        1993
Kenneth C. Welch III.....      41        Independent Software Consultant             1993

Business Experience of Directors

     Larry W. Dingus served as Chairman of the Company's Board of Directors from 1982 to June 1998, as Secretary of the Company from 1989 to 1995, and as Chief Executive Officer of the Company from 1982 to 1989.

     Pierre Narath has served as President and Chief Executive Officer since January 1999 and as a Director since July 1998. Mr. Narath served as Vice President of Award Software International, Inc. and President of Unicore Software, Inc. ("Unicore") since May 1997. From 1989 to May 1991, he founded and was the sole proprietor of Unicore. From May 1991 to May 1997, Mr. Narath was President of Unicore.

     Ronald R. Maas has served as Chief Financial Officer of the Company since 1991, and has served as Executive Vice President and as a director of the Company since 1993. Mr. Maas has also served as the Corporate Secretary since 1995.

     Kenneth C. Welch III has served as a director of the Company since 1993. From 1985 to the present, he has worked as an independent software consultant in the Washington DC area. From 1982 to 1985 he served as the Company's Vice President of Development and served as a director of the Company from 1982 to 1986.

Executive Officers

     The following table sets forth the name, age and position with the Company of each of the executive officers of the Company. The executive officers serve at the pleasure of the Board of Directors of the Company, subject to the terms of employment agreements with said officers. Biographical information with respect to Messrs. Narath and Maas is set forth under the caption "Business Experience of Directors" above.

Name                         Age                         Position
----------------------     ---------     ---------------------------------------
Pierre A. Narath              35         President and Chief Executive Officer
Ronald R. Maas                52         Executive Vice President and Secretary
Calvin G. Leong               39         Chief Financial Officer
Jason K. Raza                 37         Vice President

     Jason Raza has served as Vice President of Unicore since May 1997, and has served as Vice President of the Company since March 11, 1999. Calvin Leong was elected as the Chief Financial Officer on March 31, 1999.

Item 11.  Executive Compensation
--------------------------------

     The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

Name &                                                    Annual          Stock                            All Other
Principal                                                 Compen-        Awards      Options/     LTIP      Compen-
Position               Year   Salary ($)   Bonus ($)    sation ($)         ($)        SAR (#)    Payouts    sation
--------------------------------------------------------------------------------------------------------------------
P. A. Narath           1998       N/A         N/A         N/A             N/A          20,000       N/A       N/A
Chief Executive        1997       N/A         N/A         N/A             N/A               0       N/A       N/A
Officer, President     1996       N/A         N/A         N/A             N/A               0       N/A       N/A
 and Director

R. R. Maas             1998   101,149          0            0               0               0         0         0
Exec. V. P. and        1997    93,570          0            0               0          45,400         0         0
Director               1996    95,141          0       20,024 /(1)/         0               0         0         0

(1) Represents income recognized upon the exercise of 8,467 stock purchase warrants in July 1996.

     The foregoing table does not include $257,765 in 1998 and $169,167 in 1997 paid to Larry S. Jordan, who served as the President and Chief Executive Officer of the Company until he resigned in June 1998, nor $242,502 paid to Kenneth S. Forbes, who became the Company's President and Chief Executive Officer in August 1998 and held those offices until his resignation in December 1998.

Option Grants in Last Fiscal Year

     The Company did not grant stock appreciation rights in 1998 to any of the executive officers named above. Grants of stock options to the named executive officers in 1998 are summarized in the following table.

                  Number of Securities    % of Total Options       Avg.
                   Underlying Options    Granted to Employees    Exercise   Expiration
Name                    Granted                in 1998            Price        Date
---------------   --------------------   --------------------    --------   ----------
P. A. Narath             20,000                  2.90%             $0.69         2008

Aggregated Option Exercises in 1998 and Option Values as of December 31, 1998

     No options were exercised in 1998 by any of the named executive officers. The value of unexercised options at December 31, 1998, for each of the executive officers named above are as follows:

                                                                    Number of              Value of
                                                                   Unexercised            Unexercised
                                                                 Options/SARs at          In-the-Money
                                                                   12/31/98 (#)          Options/SARs at
                          Shares                                                          12/31/98 ($)
                       Acquired on              Value            Exercisable /(1)/  /   Exercisable /(1)/  /
Name                   Exercise (#)          Realized ($)        Unexercisable /(2)/    Unexercisable /(2)/
------------------------------------------------------------------------------------------------------------
P. A. Narath                0                     0                  20,000 /(2)/          $1,800 /(2)/

R. R. Maas                  0                     0                  91,350 /(1)/          28,000 /(1)/
                                                                     34,050 /(2)/          $    0 /(2)/

     The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for a shares of the Company's Common Stock on December 31, 1998, which was $.78.

Board of Director Meetings and Committees

     During 1998, the Company's Board of Directors held eleven regular meetings and otherwise took action by written consent.

     The Board has established an Audit Committee, comprised of three directors, Mr. Dingus, Mr. Welch, and Mr. Maas, the majority of whom are non-employees. The Audit Committee meets to consult with the Company's independent auditors concerning their engagement and audit plan. Thereafter the committee provides consultation regarding the auditors' report, and management letter, and, with the assistance of the independent auditors, also monitors the adequacy of the Company's internal accounting controls.

     The Board of Directors meets as a committee of the whole to nominate the individuals to be proposed by the Board of Directors for election as directors of the Company, and has no separate nominating committee.

Compensation of Directors

     Each non-employee director is paid an annual retainer of $12,000, or the equivalent in an auto allowance. The Company pays the expenses incurred by its non-employee directors in attending Board meetings. In January 1998, the Company issued a 10-year option to purchase 10,000 shares of common stock, at an exercise price of $1.72 per share, with a four-year vesting schedule, to Mr. Dingus for serving on the Company's Board of Directors. In October 1998, the Company issued a 10-year option to purchase 20,000 shares of common stock, at an exercise price of $.69 per share, with a four-year vesting schedule, to Mr. Narath for serving on the Company's Board of Directors. In December 1998, the Company issued a 10-year option to purchase 10,000 shares of common stock, at an exercise price of $1.00 per share, with a two-year vesting schedule, to Mr. Welch for serving on the Company's Board of Directors. No additional compensation is paid to any of the employee directors.

Employment Agreements

     In connection with the acquisition of Unicore, the Company entered into three-year employment agreements with each of Pierre A. Narath and Jason K.
Raza.   For a further description of these employment agreements, see Proposal 2 below.

     The Company has also entered into a one-year agreement with Mr. Maas, which automatically renews, on January 1 of each year unless either party gives notice by December 1. Under this agreement, Mr. Maas is entitled to receive an annual base salary determined by the Board of Directors, which for the year ending December 31, 1999 has been set at $90,700. This agreement provides that, upon termination of employment with the Company for any reason other than cause, Mr. Maas will continue to receive compensation at the level in effect on the date of termination of employment for the remainder of the contract or nine months,
whichever is longer.   Mr. Maas is also eligible to receive stock option grants
and bonuses as determined by the Company's Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

     The following table sets forth the beneficial ownership of common stock of the Company as of March 2, 1999, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) each of the named executive officers of the Company referred to below under "EXECUTIVE COMPENSATION AND OTHER INFORMATION"; (c) each director of the Company; and (d) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 2124 Main Street, Suite 250, Huntington Beach, California 92648.

                                              Number of Shares         Approximate
Name                                      Beneficially Owned /(1)/    Percent Owned
---------------------------------------   -------------------------   --------------
Larry S. Jordan                                 436,550 /(2)/              5.3%
C. Shannon Dingus                               384,955 /(3)/              4.7%
Larry W. Dingus                                 379,753 /(4)/              4.7%
Ronald R. Maas                                  271,260 /(5)/              3.4%
Kenneth C. Welch III                            253,574 /(6)/              3.2%
Pierre A. Narath                                125,000 /(8)/              1.6%
Jason K. Raza                                         - /(8)/                -
All Directors and Executive Officers
as a Group (4 individuals)                    1,029,587 /(7)/             12.4%

(1) Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Excludes options that do not vest within 60 days of the date of this report. As of March 2, 1999, an aggregate of 7,963,060 shares of common stock were outstanding.
(2)  Includes options to purchase 228,550 shares that currently are exercisable.
(3) Includes options to purchase 158,737 shares that currently are exercisable. Does not include 232,370 shares of common stock or 147,383 shares of common stock issuable pursuant to currently exercisable options that are beneficially owned by Larry W. Dingus (husband), with respect to which Ms. Dingus disclaims beneficial ownership
(4) Includes options to purchase 147,383 shares that currently are exercisable. Does not include 226,218 shares of common stock or 158,737 shares issuable pursuant to currently exercisable options that are beneficially owned by C. Shannon Dingus (wife), with respect to which Mr. Dingus disclaims beneficial ownership.
(5)  Includes options to purchase 96,350 shares that currently are exercisable.
(6)  Includes options to purchase 67,000 shares that currently are exercisable.
(7)  Includes officers' and directors' shares listed above.
(8) Does not include shares issuable to the named individuals if the balance of the purchase price for Unicore is paid in common stock.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     On June 10, 1998, in connection with a corporate restructuring that resulted in charges of $778,000 included in the Company's second quarter reported loss of $1,960,000, Larry S. Jordan resigned the office of President and Chief Executive Officer of the Corporation. Mr. Jordan served as the President and Chief Executive Officer of the Company and as a member of the Company's Board of Directors from 1996 until his resignation. As a part of these restructuring charges, Mr. Jordan was paid $15,000 per month through March 1999 according to the employment contract in force at that time, and received a severance payment in the amount of $300,000.

     On December 31, 1998 Ken Forbes resigned the office of President and Chief Executive Officer of the Corporation. Included in the restructuring charges of the fourth quarter of 1998 is a severance payment to Mr. Forbes in the amount of $161,000. Mr. Forbes was also granted an extension until December 31, 1999 to exercise a vested option for 20,000 shares.

     On June 19, 1998, the Company entered into a Source Code License and Binary Code Distribution Agreement (the "Award Agreement") with Award Software International Inc. ("Award"), pursuant to which the Company agreed to pay Award fees according to a specified schedule for access to and distribution rights regarding certain proprietary computer software products and related user's manuals, with a minimum annual fee of $200,000 per year. As a consequence of the Company's acquisition of Unicore, the Award Agreement is no longer in effect. Pierre A. Narath held the office of Vice President of Award, and was President of its subsidiary Unicore Software, Inc., at the time that the Award Agreement was entered into and subsequently became a director of the Company on July 1, 1998.

     For information concerning employment agreement with and stock options granted to executive officers and directors of the Company, see "Election of Directors - Compensation of Directors" and "Executive Compensation and Other Information" above.

     Mr. Dingus and Ms. Dingus are husband and wife.



                                    PART IV


Item 14.  Exhibits, Lists,  and Reports on Form 8-K
---------------------------------------------------

(a)  Exhibits
     --------

     1.  Exhibits.

          The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)  Reports on Form 8-K
     -------------------

          No reports on form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                          TouchStone Software Corporation

                          By /s/   Calvin G. Leong
                             ----------------------------
                          Calvin G. Leong,
                          Chief Financial Officer



                          Dated: April 7, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Larry W. Dingus                         Chairman of the Board of Directors
-----------------------------------------
     Larry W. Dingus       Date: 04/07/99


/s/  Pierre A. Narath                       Chief Executive Officer, President
-----------------------------------------     and Director
     Pierre A. Narath      Date: 04/07/99


/s/  Ronald R. Maas                         Executive Vice President, and
-----------------------------------------     Director
     Ronald R. Maas        Date: 04/07/99


/s/  Kenneth C. Welch III                   Director
-----------------------------------------
     Kenneth C. Welch III  Date: 04/07/99

****** Certain information on this page has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

                        TouchStone Software Corporation

                               INDEX TO EXHIBITS

3.1     Certificate of Incorporation of Registrant in Delaware. (9)
3.2     By-Laws of Registrant. (9)
10.1    Incentive Stock Option Plan. (1)
10.1A   Amended Incentive Stock Option Plan. (2)
10.1B   Non-Qualified Stock Option Plan. (2)
10.1C   1991 Stock Option Plan. (3)
10.1D   Employee Stock Purchase Agreement. (5)
10.1E   1994 Non-Qualified Stock Option Plan. (6)
10.1F   1995 Non-Qualified Stock Option Plan. (9)
10.1G   Preferred Share Purchase Rights. (7)
10.1H   1997 Incentive Stock Plan. (8)
10.3    Office Lease dated February 7,1995. (6)
10.4    Employment contract for Larry S. Jordan. (10)
10.5    Employment contract Ronald R. Maas. (10)
10.6    Employment contract for C. S. (Jenkins) Dingus. (10)
10.7    Employment contract amendment for C. S. Dingus. (10)
10.8    Asset Purchase Agreement for purchase of Unicore from Phoenix/Award.
10.9    Collateral Pledge Agreement for Lawrence Savings Bank.
10.10   Lawrence Savings Bank Consent to TouchStone/Unicore merger.
10.11 Unicore license agreement for Award/Phoenix CardWare with appendices and addenda.
10.12   Software Purchase Agreement.
21.     Subsidiaries of the Registrant. (6)
23.1    Consent of Independent Auditors.
27.     Financial Data Schedule.

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

    (10) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.