Form 10QSB
period 1999-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 1999-05-24
CIK 751160

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999     Commission File Number 0-12969

                        TOUCHSTONE SOFTWARE CORPORATION
            (Exact name of registrant as specified in its charter)

            DELAWARE                         95-3778226
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                             1538 TURNPIKE STREET
                      NORTH ANDOVER, MASSACHUSETTS         01845
           (Address of principal executive offices)      (Zip Code)


                                 978.686.6468
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]    No [_]

Registrant had 7,990,060 shares of Common Stock outstanding at May 15, 1999.

                        TOUCHSTONE SOFTWARE CORPORATION

                                     INDEX

                                                                     Page Number
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements                               3

             a) Consolidated Balance Sheet as of March 31, 1999
                (Unaudited) and December 31, 1998                            3

             b) Consolidated Statement of Income for the three
                months ended March 31, 1999 and 1998 (Unaudited)             4

             c) Consolidated Statement of Cash Flows for the
                three months ended March 31, 1999 and 1998 (Unaudited)       5

             d) Notes to Consolidated Financial Statements                   6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       8

PART II.  OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                                  21

PART I.     FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

                                                                TouchStone Software Corporation
                                                                   Consolidated Balance Sheet
                                                                           (Unaudited)

                                                                             March 31,
                                                                               1999
                                                                        -------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                 $    940,308
     Investments                                                                  1,732,325
     Restricted cash                                                                500,000
     Accounts receivable, net                                                     2,521,693
     Inventories, net                                                               152,588
     Prepaid expenses and other current assets                                      363,382
                                                                        -------------------
           Total current assets                                                   6,210,296

Investments                                                                         568,524
Property, net                                                                       186,766
Other assets                                                                              -
Goodwill                                                                          6,363,127
                                                                        -------------------
                                                                               $ 13,328,713
                                                                        ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current Maturities of Long-Term Debt                                      $     66,972
     Accounts payable                                                               111,169
     Accrued payroll and related expenses                                           193,891
     Accrued cooperative advertising expense                                        405,069
     Accrued Merger and Acquisition Costs                                         1,600,029
     Deferred revenue                                                             1,889,076
     Deferred Acquisition Costs                                                   2,077,000
     Other accrued liabilities                                                      409,956
                                                                        -------------------
           Total current liabilities                                              6,753,162
Long-Term Debt, Net of Current Maturities                                           528,266
Other liabilities                                                                   189,893
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
           authorized; no shares issued or outstanding
     Common stock, $0.001 par value, 20,000,000 shares
           authorized; shares issued and outstanding,
               7,963,060       (1999)
               7,963,060       (1998)                                                 8,063
Additional paid-in capital                                                       19,095,433
Accumulated deficit                                                             (13,246,104)
                                                                        -------------------

       Total shareholders' equity                                                 5,857,392
                                                                        -------------------
                                                                               $ 13,328,713
                                                                        ===================

                                                                                          -

       See accompanying notes to condensed consolidated financial statements.

                                                       TouchStone Software Corporation
                                                       Consolidated Statement of Income
                                                                 (Unaudited)

                                                             Three months ended
                                                                   March 31,
                                                       1999                         1998
                                                  --------------               --------------
Net revenues                                      $     1,335,198              $    1,985,859
Cost of revenues                                          254,109                     443,999
                                                  ---------------              --------------
Gross profit                                            1,081,089                   1,541,860
Operating expenses:
     Research and development                             238,782                     487,849
     Sales and marketing                                  108,537                     866,970
     General and administrative                           738,054                     294,219
     Restructure                                        1,502,624                           -
                                                  ---------------              --------------
            Total operating expenses                    2,587,997                   1,649,038
                                                  ---------------              --------------
Income (loss) from operations                          (1,506,908)                   (107,178)

Interest and other income, net                             63,944                     166,132
                                                   --------------               -------------
Income before income taxes                             (1,442,964)                     58,954

Provision for income taxes                                  1,267                           -
                                                   --------------               -------------
Net income (loss)                                  $   (1,444,231)              $      58,954
                                                   --------------               -------------
Net income (loss) per share,
   basic and diluted                               $        (0.18)              $        0.01
                                                   ==============               =============
Weighted average common shares
   outstanding, basic and diluted                       7,963,060                   7,889,000
                                                   ==============               =============

See accompanying notes to condensed consolidated financial statements.

                                                                       TouchStone Software Corporation
                                                                     Consolidated Statement of Cash Flows
                                                                                (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                         1999                1998
                                                                      -------------      --------------
Cash flows from operating activities:
     Net income (loss)                                                   (1,444,231)             58,954
     Adjustments to reconcile net loss to net cash
         flows (used in) provided by operating activities:
         Depreciation and amortization                                       51,776              60,539
         Stock options issued for consulting expense                              -               4,068
         Provision for doubtful accounts                                     44,841               8,640
         Provision for obsolete inventories                                       -              58,575
         Change in deferred lease obligation                                      -               7,029
     Changes in operating assets and liabilities:                           185,287
         Income tax refund receivable                                             -              12,844
         Accounts receivable                                               (646,767)           (480,715)
         Inventories                                                        126,507             (58,730)
         Prepaid expenses and other current assets                         (196,395)             27,095
         Other assets                                                       134,888               1,700
         Deferred revenue                                                   646,042                   -
         Accounts payable                                                   520,477            (200,985)
         Accrued liabilities                                               (183,810)           (115,263)
                                                                      -------------      --------------
           Net cash used in operating activities                           (761,385)           (616,249)
Cash flows from investing activities:                                             -
     Purchase & Sale of Investment, net                                     762,695            (382,317)
     Purchases of property                                                        -             (35,087)
     Capitalized software development costs                                       -                   -
                                                                      -------------      --------------
           Net cash provided by (used in) investing activities              762,695            (417,404)

Cash flows from financing activities:
      Principal repayment of long-term debt                                  (7,440)                  -
      Proceeds from exercise of stock warrants and                                -                   -
         options and repayment on notes receivable                                -              17,927
                                                                      -------------      --------------
           Net cash provided by financing activities                         (7,440)             17,927
                                                                      -------------      --------------
Net increase (decrease) in cash and cash equivalents                         (6,130)         (1,015,726)
Cash and cash equivalents, beginning of period                              946,438           1,433,861
                                                                      -------------      --------------
Cash and cash equivalents, end of period                                    940,308             418,135
                                                                      =============      ==============
Supplemental cash flow information:
Interest paid                                                         $       7,324      $          354
                                                                      =============      ==============
Income taxes paid                                                     $         800      $            -
                                                                      =============      ==============

                        TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

  The accompanying consolidated financial statements of Touchstone Software Corporation (the "Company") as of March 31, 1999 for the three months ended March 31, 1999 and 1998 are unaudited. The consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Annual Report on Form 10-KSB filed by the Company on April 14, 1999.

  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for any future period.

2.  Comprehensive Income

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a company from transactions, other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. There was no difference between comprehensive loss and net loss as reported for the three months ended March 31, 1999 and 1998.

3.  New Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997, and is applicable to interim financial statements beginning with the second year of application. The Company believes that the effect of adopting the new standards will not be material to its consolidated financial statements.

4.  Financing Arrangements

  The Company has a bank line of credit, which provides for borrowings up to $500,000, bears interest at the bank's prime rate of 8.25% at March 31, 1999 and expires in September 1999. Borrowings are collateralized by a $500,000 certificate of deposit, which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at March 31, 1999. This line of credit prohibits acquisitions of other entities without the prior approval of the bank and restricts the payment of cash dividends.

5.  Earnings (Loss) Per Year

  The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("EPS") which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported EPS amounts have been restated based on the provisions of the new standard. Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. There was no difference between basic and diluted EPS for each period presented. The number of shares used in computing EPS is as follows:

                                                    For the Three Months
                                                    Ended March 31,

                                                    1999              1998
                                                    ----              ----
Weighted average number of shares outstanding:

  Basic                                             7,963,060         7,889,000
  Diluted                                           7,963,060         8,648,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The forward-looking statements are made as of the date hereof,
and the Company assumes no obligation to update these statements.   The
Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and those discussed in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1998 on file with the Securities and Exchange Commission.

Overview

  Touchstone Software Corporation (the "Company") develops and publishes utility software packages designed to perform Personal Computer ("PC") hardware diagnostics, Internet access optimization, and PC to PC file transfer. The functionality of these packages assist in the set up, maintenance, optimization and management of personal computers and networks.

         Effective as of the close of business on March 8, 1999, TouchStone Software Corporation (the "Company") acquired all of the issued and outstanding capital stock of Unicore Software, Inc., a Massachusetts corporation ("Unicore"). At the time of the acquisition, Unicore was privately owned by Pierre A. Narath, the Company's President and Chief Executive Officer and a member of the Company's Board of Directors, and Jason K. Raza, who became a Vice President of the Company in connection with the acquisition. Unicore is a leading provider of system management software, including BIOS upgrades, PC Diagnostics and Year 2000 Solutions, whose customers consist of a majority of Fortune 500 corporations, government agencies, and major educational and financial institutions. The original Unicore was founded by Mr. Narath in 1989, and sold to Award Software International, Inc. ("Award") in 1997. On October 27, 1998, following the merger of Award with and into Phoenix Technologies Ltd. ("Phoenix"), Messrs. Narath and Raza formed Unicore as a new Massachusetts corporation and used it to purchase all of the assets of the original Unicore from Phoenix.

  Pursuant to the terms and conditions of a definitive Agreement and Plan of Acquisition ("Acquisition Agreement"), the acquisition of Unicore was accomplished through the merger of Unicore with and into a newly-formed and wholly-owned subsidiary of the Company. Immediately prior to the acquisition, the Company contributed all of the assets, products and operations of its personal computer diagnostic software business to this newly-formed corporation. As a consequence, since the closing of the Unicore acquisition the Company has served as a holding company with a single, wholly-owned subsidiary that currently conducts the business and activities that previously were separately conducted by both the Company and Unicore. The acquisition is being accounted for as a purchase by the Company.

  At the closing of the acquisition of Unicore by the Company, the former shareholders of Unicore, Messrs. Narath and Raza, received an aggregate of $1,205,000 in cash. The balance of the purchase price is to be paid through the issuance of an aggregate of 3,350,000 shares of the Company's Common Stock immediately following the 1999 Annual Meeting of the Company's stockholders (the "Annual Meeting"), as described in more detail below. However, because of the number of shares to be issued and the fact that the primary recipient thereof, Mr. Narath, is a director and the President and Chief Executive Officer of the Company, the corporate governance rules for continued listing of the Company's Common Stock on The Nasdaq National Market require that the Company obtain stockholder approval of the issuance of these shares. Consequently, the Acquisition Agreement provides that the payment of the balance of the purchase price be deferred until after the upcoming Annual Meeting, in order to afford the stockholders of the Company with the opportunity to consider and vote upon a proposal to approve the issuance of shares of the Company's Common Stock in payment therefor.

  At the Annual Meeting, the Company's stockholders will be asked to approve the issuance of 3,350,000 shares of the authorized but previously unissued shares of the Company's Common Stock, which would be delivered to the former shareholders of Unicore in payment of the balance of the purchase price for Unicore. On March 8, 1999, the effective date of the acquisition, the closing price for a share of the Company's Common Stock on The Nasdaq National Market was $0.69. Approval of the proposal to issue these 3,350,000 shares of the Company's Common Stock in payment of the balance of the Unicore purchase price will require the affirmative vote of the holders of a majority of the shares of Common Stock present, in person or by proxy, at the Annual Meeting. Each of the executive officers and directors of the Company, including Mr. Narath, has indicated the intention to vote all of the shares of the Company's Common Stock over which such individual has voting control in favor of the issuance of 3,350,000 shares of the Company's Common Stock in payment of the balance of the purchase price for Unicore.

  In the event that the stockholders of the Company do not approve the issuance of these 3,350,000 shares of Common Stock at the Annual Meeting, the Acquisition Agreement provides that the balance of the Unicore purchase price be paid with $3,350,000 in cash. In order to secure, in part, the obligation of the Company to pay the balance of the purchase price, the Company deposited the sum of $2,000,000 in cash into an interest-bearing escrow at the time of closing of the Unicore acquisition.

  Approval of the issuance of 3,350,000 shares of the Company's Common Stock in payment of the balance of the Unicore purchase price is not required by Delaware law. Consequently, the Company would have the corporate power and authority to issue and deliver these shares to the former shareholders of Unicore even if the Company's stockholders declined to approve the issuance thereof at the Annual Meeting. Under certain circumstances specified in the Acquisition Agreement, the former shareholders of Unicore would have the right to insist that the balance of the purchase price be paid through issuance and delivery of 3,350,000 shares of the Company's Common Stock, rather than in cash, even if the issuance
of these shares is not approved at the Annual Meeting.   This right would arise
in the event that the closing price for a share of the Company's Common Stock on The Nasdaq National Market has exceeded $1.00 at any time following the effective date of the Acquisition Agreement and the date of the Annual Meeting. Should the former shareholders of Unicore exercise their right to receive shares of the Company's Common Stock in lieu of cash under these circumstances, the continued listing of the Company's Common Stock on The Nasdaq National Market could be jeopardized since the shares would be issued without stockholder approval.

  In connection with the acquisition, each of Messrs. Narath and Raza entered into a three-year employment agreement with the Company. Under the terms of his employment agreement, Mr. Narath is to serve as the President and Chief Executive Officer of the Company, and as a member of its Board of Directors, and as the President, Chief Executive Officer and a director of Unicore which
currently operates as a wholly-owned subsidiary of the Company.   The employment
agreement has an initial term of three years commencing March 1, 1999, and will automatically renew for an additional one-year period on each March 1 unless terminated by either party on six months prior written notice. For the year ending December 31, 1999, Mr. Narath is to be paid a base salary of $200,000, with his base salary to increase to $210,000 for the year ending December 31, 2000 and to $225,000 for the year ending December 31, 2001. In addition to this base salary, Mr. Narath is to be paid a bonus equal to 3.5% of all consolidated net sales in excess of $6,000,000 generated by the Company during the year ending December 31, 1999, plus such other bonuses as the Company's Board of Directors may determine. Mr. Narath's employment agreement also provides that he is entitled to receive certain specified supplemental health and life insurance and all costs of a motor vehicle to be selected by him, in addition to reimbursement for all of his reasonable business expenses, and to participate in all of the Company's existing benefit plans.

  Should his employment with the Company be terminated for any reason other than "cause" as defined therein, Mr. Narath would be entitled to receive, in one payment, an amount equal to one year's base salary at the level then in effect, plus an amount equal to any bonuses earned during the previous calendar year. However, if Mr. Narath's employment is terminated for any reason within one year following a specified change in control of the Company which is not approved by the Company's Board of Directors, with Mr. Narath voting in favor thereof, the Company would be obligated to pay Mr. Narath, in one payment, an amount equal to 200% of one year's salary at the level then in effect, plus 200% of any bonuses earned during the previous calendar year and an additional amount equal to all taxes payable by Mr. Narath on the full amount of such payment. In the event that there is a change in control of the Company which has been approved by the Company's Board of Directors, with Mr. Narath voting in favor thereof, he would nevertheless be entitled to terminate his employment agreement for "good cause" if his duties were substantially diminished within 12 months thereafter, in which case the Company would be obligated to pay him, in one payment, an amount equal to one year's base salary at the level then in effect, plus an amount equal to any bonuses earned during the previous calendar year.

  Mr. Raza's employment agreement provides that he is to be employed as a Vice President of both the Company and Unicore for a three-year period commencing March 1, 1999, subject to the same provision for additional one-year extensions. During each year of the initial term, Mr. Raza is to be paid a base salary of not less than $110,00 and shall be entitled to receive such bonuses as the Company's Board of Directors may determine. In the event that his employment with the Company is terminated for any reason other than "cause" as defined therein, Mr. Raza would be entitled to receive, in one payment, an amount equal to one year's base salary at the level then in effect, plus an amount equal to any bonuses earned during the previous calendar year.

  As a condition to the closing of the Unicore acquisition, the Company deposited the sum of $620,000 in cash with Lawrence Savings Bank of Massachusetts, in order to obtain the release of Mr. Narath from his personal guarantee of approximately $620,000 of indebtedness owed by Unicore to Lawrence Savings Bank that was incurred in connection with the purchase of Unicore from Phoenix.

  In connection with the acquisition, each of Messrs. Narath and Raza also was granted "piggy-back" registration rights with respect to any and all shares of the Company's Common Stock owned by them, including any shares issued in payment of the balance of the purchase price.

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

  On January 21, 1999, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that the Nasdaq Staff had conducted a review of the price data for the Company's shares during the preceding thirty trading days and had determined that such data showed a failure to maintain a $1.00 minimum closing price as required by the Marketplace Rule 4450(a)(5) under Maintenance Standard 1 ("Rule 4450 (a)(5)"). The notice further stated that the Company would be provided ninety calendar days in which to regain compliance with Rule 4450 (a)(5), during which if the closing bid price of the Company's shares was equal to or greater than $1.00 for a minimum of ten consecutive trading days, then the Nasdaq Staff would verify compliance with the continued listing requirements. Commencing on March 22, 1999, and on every trading day thereafter through May 12, 1999, the closing bid price of the Company's shares had been at or above $1.00. The Company reported to the Nasdaq staff that the requirement specified in the notice has been met and requested a hearing with the Nasdaq staff regarding the bid price issue.

Products

The following table sets forth the Company's products:

Product Title         Description                                                                         Date
-------------         -----------                                                                         ----
CheckIt(R)            CheckIt 98 collects detailed system information, tests system components,           August 1998
                      pinpoints problems, locates hidden conflicts and restores critical system files for fast and easy PC troubleshooting. CheckIt automatically detects problems, identifies exactly what is not working and guides the user directly to the information and tests needed to fix it.  CheckIt also tests and corrects Y2K hardware problems.

CheckIt               The CheckIt 98 Diagnostic Suite features the portable, self-booting                 August 1998
Diagnostic            diagnostics of CheckIt for DOS, new CheckIt 98, FastMove! file transfer
Suite(R)              utility, NetOptimizer Internet performance enhancement software and
                      Bigelow's PC Technician's Troubleshooting Pocket Reference.  Professional
                      technicians use this product to troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration, calibrate video components, benchmark PC performance and conduct burn-in and certification tests.  The CheckIt Diagnostic Suite also includes a Y2K hardware test and fix feature.

CheckIt               CheckIt NetOptimizer gives Internet users an easy and safe way to                   May 1998
NetOptimizer(R)       fine-tune their Internet connection through an automatic or manual tune-up selection.  In addition, NetOptimizer performs a complete set of modem diagnostic tests and corrects some common port and modem problems. In addition to the tests, a complete list of details and specifications about the consumer's modem and the current driver in use is available at the touch of a button.  NetOptmimizer's benchmark utility provides the means for an Internet user to evaluate the current and past performance of their
                      ISP connections.

FastMove!(R)          FastMove! is a file synchronization and transfer program that keeps files           March 1995
                      and directories on desktop PCs, laptops, networks and Zip drives synchronized      (last update
                      and up-to-date with the click of a button.  FastMove! also includes an              October 1996)
                      Ultra Flex Parallel Transfer Cable.

BIOS Upgrade          Unicore's BIOS Upgrade Solutions for PCs provide a cost-effective way of
Solutions             allowing end-users to extend the useful life of their PC systems without replacing them entirely.

PC Diagnostics        Unicore's POSTcard(R) offers hardware diagnostic solutions allowing MIS
Software              personnel and PC end-users alike to quickly determine the causes of their system failures.

Year 2000             Unicore's Millennium/Pro is a cost-effective solution enabling PCs without
Solutions             Year 2000 BIOS compliance the ability to provide accurate and uninterrupted operation during the transition into the Year 2000.

PC Card               Unicore's CardWare(R) enables PCs and portable computers with the ability to
Software              install, configure and operate peripheral devices that comply with PCMCIA standards.  CardWare(R) provides a number of benefits over traditional PC
                      Card software, including support for Windows NT, the efficient use of system memory, greater portability, ease of maintenance and a more modular design.

Results of Operations

     The following is a preliminary discussion of the financial condition and results of operations of the Company as of March 31, 1999 and for the three months ended March 31, 1999 and 1998, respectively, and should be read in conjunction with the accompanying Quarterly Condensed Consolidated Financial Information and Notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated, certain consolidated statement of income information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.


                                                          Three months ended
                                                               March 31,
                                                          1999          1998
                                                       ----------    ----------

Net revenues                                                 100%          100%
Cost of revenues                                              19            22
                                                       ----------    ----------
Gross profit                                                  81            78

Operating expenses:
     Research and development                                 18            25
     Sales and marketing                                       8            44
     General and administrative                               55            15
     Restructure                                             113             0
                                                       ----------    ----------
            Total operating expenses                         194            83
                                                       ----------    ----------
Income (loss) from operations                              (113)           (-5)
Interest and other income, net                                 5             8
                                                       ----------    ----------
Income before income taxes                                 (108)             3
Provision for income taxes                                     0             0
                                                       ----------    ----------
Net income (loss)                                          (108)%            3%
                                                       ----------    ----------

Comparison of Three Month Periods Ended March 31, 1999 And 1998

  Revenues. The Company's revenues consist of product sales, software license fees and engineering services revenues. Product revenues are recorded at the time products are shipped, but the Company records a reserve for product returns at each period-end which covers 100% of inventory in the sales channel. The reserves for such inventory are classified as deferred revenue on the Company's balance sheet. The Company's operations are subject to substantial and unpredictable risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand, which is subsequently unrealized, can lead to overstocking by the distributors and substantial product returns. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of significant support obligations, if any. Engineering services revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Revenues decreased by approximately $651,000, or 33%, for the three month period ended March 31, 1999, from the same period of the prior year primarily due to increasing competition in the utility software industry and a change from royalty-based sales to direct product sales partially offset by higher sales of BIOS upgrade solutions.

  Cost of Revenues. Cost of revenues consist of the cost of materials, freight expenses, inventory obsolescence reserves, royalties paid to other software development companies and direct costs associated with engineering services
revenues.   Cost of revenues as a percentage of revenues decreased to 19% of revenues for the three month period ended March 31, 1999, as compared to 22% of revenues for the same period of the prior year. This decrease was primarily due to lower royalty expenses and lower cost of revenues resulting from a change in product mix.

  Research and Development. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses decreased by approximately $249,000, or 51%, for the three month period ended March 31, 1999, from the same period of the prior year primarily due to reduced engineering staff and related expenses and consultants.

  Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions, travel costs, retail product merchandising and promotions. Sales and marketing expenses decreased by approximately $758,000, or 87%, for the three month period ended March 31, 1999, from the same period of the prior year primarily due to reduced sales and marketing staff and related expenses, lower commissions due to decreased sales and lower advertising and promotion expenses.

  General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by approximately $444,000, or 151%, for the three month period ended March 31, 1999, from the same period of the prior year primarily due to higher general and administrative staff and related expenses and higher professional fees.

  Interest income, net. Interest income, net consists primarily of interest expense associated with a note outstanding and interest income on cash and cash equivalents, net of expenses. Interest income, net decreased by approximately $102,000 for the three month period ended March 31, 1999, from the same period of the prior year primarily due to a decrease in interest income earned on lower cash balances.

  Merger and acquisition costs. The merger and acquisition costs, resulting from the acquisition of Unicore and cost reduction efforts, were approximately $1.5 million consisting of severance expense for the termination of employees, relocation expense of the Company's assets, accrued lease expense of a vacated facility, accrued professional services fees and accrued miscellaneous items and a write-down of property and equipment.


Liquidity and Capital Resources

  During the three months ended March 31, 1999, the Company used cash resources of approximately $761,000 for operating activities.

     The Company's cash and cash equivalents, restricted cash, and investments totaled $3.7 million at March 31, 1999. Working capital decreased from approximately $5.6 million at December 31, 1998 to approximately $3.4 million at March 31, 1999. Cash and cash equivalents increased from $825,000 at December 31, 1998 to $940,000 at March 31, 1999. The decrease in working capital, partly offset by an increase in cash and cash equivalents, was due primarily to decreased holdings of short-term investments; payments made as a result of the acquisition of Unicore; pre-paid royalty payments to Phoenix; the addition of acquisition-related expenses and accrued restructuring liabilities; and the net loss incurred by the Company in the quarter ended March 31, 1999.

     The Company has a bank line of credit, which provides for borrowings up to $500,000, bears interest at the bank's prime rate of 8.25% at March 31, 1999 and expires in September 1999. Borrowings are collateralized by a $500,000 certificate of deposit, which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at March 31, 1999. This line of credit prohibits acquisitions of other entities without the prior approval of the bank and restricts the payment of cash dividends.

     Management believes that the Company's existing cash and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through December 31, 1999. The Company plans to pay the balance of the Unicore purchase price in the event that the stockholders of the Company do not approve the issuance of the 3,350,000 shares of Common Stock at the Annual Meeting, use its cash resources to finance new product development and existing product enhancements, expand internationally and expand the direct sales force for corporate customers. The execution of such plans may include strategic acquisitions of, or investments in, businesses, products or technologies.


New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and requires segment information to be reported on the basis that is used entirely for evaluating segment performance and deciding how to allocate resources to segments in quarterly and annual reports. SFAS No. 131 is effective for annual reports for fiscal years beginning after December 15, 1997, and is applicable to interim financial statements beginning with the second year of application. The Company believes that the effect of adopting the new standards will not be material to its consolidated financial statements.

Risk Factors

Acquisition Risk; Difficulties of Integrating Two Companies

     The acquisition of Unicore by the Company will require substantial attention from management. The benefits of this acquisition will not be achieved unless the operations of both companies are successfully combined in a timely manner with operating efficiencies. The difficulties of assimilation may be increased by the need to integrate personnel and to combine different corporate cultures. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse effect on the revenues and operating results of the combined company. The successful integration of the two companies will also require integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. In addition, the process of assimilating the two organizations could cause the interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses, which could have a material adverse effect on the Company's operations.

Competition

     The Company competes against many other software vendors both directly, in the form of competing products, and indirectly, in the form of limited shelf space for software products at retailers and distributors. To a large extent, the Company's success in this regard will be a function of the Company's ability to develop new products or new versions of existing products, along with market acceptance of the Company's products currently being sold at retail. As other software developers provide greater functionality, features, user value and performance in their products that eliminate or reduce the need for the Company's BIOS Upgrades, the market for the Company's products could be materially diminished. There can be no assurance that other participants in the software and PC industries will not develop products and solutions that reduce the demand or obviate the need for the Company's products.

Ability to Respond to Rapid Technological Change; New Product Development

     The market for utility and system management software is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The general trend in the software and PC industries is toward shorter product life cycles, resulting in rapid product and technology obsolescence. The ability of the Company to grow is dependent to a large extent on the ability of the Company to develop new products and new versions of existing products. Given the results of the last two years, and the competitive factors affecting this industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing and developing products that can compete profitably in this industry. Furthermore, some of the products currently under consideration involve complicated diagnostic technologies, which are more complex than those previously encountered in the development of the Company's products. There can be no assurance that the Company will be successful in developing such enhancements or new software, or, even if successful, that it will not experience delays in achieving such developments. Any failure or delay by the Company to develop such enhancements or new software or the failure of its software to achieve market acceptance would adversely affect the Company's business, financial condition and results of operations. In addition, there can be no assurance that products or technologies developed by others will not render the Company's software or technologies non-competitive or obsolete.

Fluctuations in Quarterly Operating Results

     The Company has experienced and expects to continue to experience fluctuations in its quarterly results of operations. The Company's revenues are affected by a number of factors, including the demand for the Company's products, the demand for PCs, timing of new product introductions, product mix, volume and timing of customer orders, activities of competitors and the ability of the Company to penetrate new markets. Quarterly revenues and results of operations therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Because the Company's staffing and other operating expenses are based on anticipated revenues, delays in the receipt of orders can cause significant variations in results of operations from quarter to quarter. The Company also may choose to reduce prices, increase spending in response to competition or pursue new market opportunities, each of which decisions may adversely affect the Company's business, financial condition and results of operations.

     Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. Regardless of the general outlook for the Company's business, the announcement of quarterly results of operations below analyst and investor expectations is likely to result in a decline in the trading price of the Company's Common Stock.

Ability to Attract and Retain Key Employees

     The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. The loss of services of one or more of these key employees, particularly Pierre A. Narath, the Company's President and Chief Executive Officer and a member of the Company's Board of Directors, and Jason K. Raza, a Vice President of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, because the development of the Company's software requires knowledge of computer hardware, diagnostic software, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on the Company's business, financial condition and results of operations.

  Future growth, if any, of the Company will require additional engineering, sales and marketing, and financial and administrative personnel to expand customer services and support and to expand operational and financial systems. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be adversely affected.

Management

  The Company's ability to compete effectively and manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, and to expand, train and manage its work force. There can be no assurance that the Company will be able to do so successfully, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's success will depend to a significant degree on the ability of its executive officers and other members of its senior management, none of whom has any prior experience managing public companies in their current roles, to manage future growth, if any.

Intellectual Property and Proprietary Rights

  The Company's success depends in significant part on the development, maintenance and protection of its intellectual property. The Company regards all of its software as proprietary and attempts to protect it with a combination of patents, copyrights, trademarks and trade secrets, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions and the protection of copyright laws, it may be possible for unauthorized third parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company licenses its object and source code under written license agreements. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed programs, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign jurisdictions do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the protections put in place by the Company will be adequate.

  The Company believes that its software does not presently infringe the copyrights of any third parties. However, there can be no assurance that other parties will not make allegations of infringement in the future. Such assertions could require the Company to discontinue the use of certain software codes or processes, to cease the manufacture, use and sale of infringing products, to incur significant litigation costs and expenses and to develop non-infringing technology or to obtain licenses to the alleged infringing technology. Although the Company has been able to acquire licenses from third parties in the past, there can be no assurance that the Company would be able to develop alternative technologies or to obtain such licenses or, if a license were obtainable, that the terms would be commercially acceptable to the Company in the event such assertions are made in the future.

Volatile Market for Stock

  The market for the Company's stock is highly volatile. The trading price of the Company's Common Stock has been and will continue to be subject to fluctuations in response to financial condition and results of operations, announcements of technological innovations or new products by the Company and its competitors, changes in the Company's or its competitors' product mix or product direction, changes in the Company's revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which the Company may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, companies with which the Company competes or relating to the Company specifically could have an immediate and adverse effect on the market price of the Company's stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have particularly affected the market price for many high-technology companies and that often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

  The Company's Year 2000 Compliance Program. The Company has initiated its Year 2000 Compliance Program. The purpose of the program is to: identify important systems that are not yet Year 2000 compliant; initiate replacement or remedial action to assure that key systems will continue to operate in the Year 2000; and test the replaced or remedied systems. The Company expects to substantially complete its Year 2000 Compliance Program activities before the end of 1999.

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

  Various statements in this discussion of Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors, which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified, the failure of software vendors to deliver the upgrades and repairs to which they have committed, the wide variety of information technology systems and components, both hardware and software, that must be evaluated and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing and allowance of ample contingency time to address issues identified by tests.

PART II.       OTHER INFORMATION



Item 1.    Legal Proceedings


  On October 9, 1996, an entity known as Intervention, Incorporated ("Intervention") filed an action against the Company in the Superior Court of the State of California, Contra Costa County (C 96-04476). Intervention claims that it is a non-profit corporation bringing an action for the interests of the general public. In essence, Intervention claims that the Company is engaged in unfair competition and is violating California's Fair Packaging and Labeling Act by filling the Software packages to "substantially less than their capacities." Intervention seeks injunctive relief, unspecified attorneys' fees and damages of $1,000,000. Eight other software companies have been named as defendants in identical lawsuits in three different counties; all of the actions have been
coordinated in the San Francisco Superior Court (No. 4006) (the "Court").   The
Court sustained the Company's demurrer to the complaint without leave to amend on January 23, 1998 and Intervention appealed the decision. On April 5, 1999, the California Court of Appeals affirmed the Court's decision and dismissed the case with prejudice.

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



Item 6.   Exhibits and Reports On Form 8-K.

          (a)  Exhibits

               The following exhibits are filed herewith:

               Exhibit 27      Financial Data Schedule.

          (b)  Reports on Form 8-K

               Current Report on Form 8-K filed on March 22, 1999. Current Report on Form 8-K/A filed on May 24, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TOUCHSTONE SOFTWARE CORPORATION


May 24, 1999                 By:  /s/ Pierre A. Narath
                                  --------------------
                             Pierre A. Narath
                             Chief Executive Officer

May 24, 1999                 By:  /s/ Calvin G. Leong
                                  -------------------
                             Calvin G. Leong
                             Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.          Description

27             Financial Data Schedule.