Form 10-Q
period 1999-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1999-08-16
CIK 751160

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1999      Commission File Number 0-12969

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

                               Yes X    No

Registrant had 7,990,060 shares of Common Stock outstanding at July 29, 1999.

                        TOUCHSTONE SOFTWARE CORPORATION

                                     INDEX


                                                                                Page Number
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements                                         3

           a) Consolidated Balance Sheet as of June 30, 1999 (Unaudited)             3

           b) Consolidated Statement of Income for the three months ended
              June 30, 1999 and 1998, and six months ended June 30, 1999 and
              1998 (Unaudited)                                                       4

           c) Consolidated Statement of Cash Flows for the
              three months Ended June 30, 1999 and 1998 (Unaudited)                  5

           d) Notes to Consolidated Financial Statements                             6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                 8

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                         19

SIGNATURES                                                                          20

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                        Touchstone Software Corporation
                          Consolidated Balance Sheet
                                  (Unaudited)

                                                                        June 30,
                                                                          1999
                                                                      ------------
ASSETS
Current assets:
       Cash and cash equivalents                                      $  1,029,794
       Investments                                                       1,021,509
       Restricted cash                                                   3,120,000
       Accounts receivable, net                                          1,879,666
       Inventories, net                                                    112,093
       Prepaid expenses and other current assets                           461,066
                                                                      ------------
                       Total current assets                              7,624,128


Investments                                                                568,524
Property, net                                                              191,340
Other assets                                                                57,799
Goodwill, net of accumulated amortization                                3,634,291
                                                                      ------------
                                                                      $ 12,076,082
                                                                      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current maturities of long-term debt                           $     44,651
       Accounts payable                                                    247,230
       Accrued payroll and related expenses                                295,223
       Accrued cooperative advertising expense                             425,887
       Accrued merger and acquisition costs                              1,338,422
       Deferred revenue                                                  1,610,412
       Deferred acquisition costs                                        2,077,000
       Other accrued liabilities                                           308,912
                                                                      ------------
                       Total current liabilities                         6,347,737


Long-term debt, net of current maturities                                  528,266
Other liabilities                                                          189,893
Commitments and contingencies

Shareholders' equity:
       Preferred stock, $.001 par value, 3,000,000 shares
          authorized; no shares issued or outstanding
       Common stock, $0.001 par value, 20,000,000 shares
          authorized; shares issued and outstanding,
            7,990,060  (1999)
            7,963,060  (1998)                                                7,990
Additional paid-in capital                                              19,109,306
Accumulated deficit                                                    (14,107,110)
                                                                      ------------
                       Total shareholders' equity                        5,010,186
                                                                      ------------
                                                                      $ 12,076,082
                                                                      ============

    See accompanying notes to condensed consolidated financial statements.

                        Touchstone Software Corporation
                       Consolidated Statement of Income
                                  (Unaudited)


                                                       Three months ended                  Six months ended
                                                             June 30,                           June 30,
                                                       1999            1998             1999                1998
                                                   ----------      -----------      ------------         -----------
Net revenues                                       $1,849,033      $   656,409      $  3,184,231         $ 2,642,268

Cost of revenues                                      229,656          198,359           483,765             642,358
                                                   ----------      -----------      ------------         -----------
Gross profit                                        1,619,377          458,050         2,700,466           1,999,910

Operating expenses:
     Sales and marketing                              453,798          924,420           562,335           1,791,390
     General and administrative                       684,458          296,453         1,422,512             590,672
     Research and development                         242,205          577,448           480,987           1,065,297
Amortization of goodwill
        and other intangibles                       1,187,190                -         1,187,325                   -
     Restructure                                            -          778,140         1,502,624             778,140
                                                   ----------      -----------      ------------         -----------
            Total operating expenses                2,567,651        2,576,461         5,155,783           4,225,499
                                                   ----------      -----------      ------------         -----------
Income (loss) from operations                        (948,274)      (2,118,411)       (2,455,317)         (2,225,589)

Interest and other income, net                         35,323          158,778            99,267             324,910
                                                   ----------      -----------      ------------         -----------
Income before income taxes                           (912,951)      (1,959,633)       (2,356,050)         (1,900,679)

Provision for income taxes                                  -              800               800                 800
                                                   ----------      -----------      ------------         -----------
Net income (loss)                                  $ (912,951)     $(1,960,433)     $ (2,356,850)        $(1,901,479)
                                                   ----------      -----------      ------------         -----------
Basic net income per share                         $    (0.11)     $     (0.25)     $      (0.30)        $     (0.24)
                                                   ==========      ===========      ============         ===========
Weighted average common shares                      7,990,060        7,922,000         7,990,060           7,906,000
                                                   ==========      ===========      ============         ===========
Diluted net income per share                       $    (0.11)     $     (0.25)     $      (0.30)        $     (0.24)
                                                   ==========      ===========      ============         ===========
Weighted average common and
   common equivalent shares                         7,990,060        7,922,000         7,990,060           7,906,000
                                                   ==========      ===========      ============         ===========


    See accompanying notes to condensed consolidated financial statements.

                        Touchstone Software Corporation
                     Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                                                 Six months ended
                                                                                      June 30,
                                                                            1999                   1998
                                                                       --------------          --------------

Cash flows from operating activities:
       Net income (loss)                                                 (2,356,850)              (1,901,479)
       Adjustments to reconcile net loss to net cash
         flows (used in) provided by operating activities:
         Depreciation and amortization                                    1,222,650                  122,995
         Loss on Disposal of property                                             -                  148,767
         Stock options issued for consulting expense                              -                    7,276
         Provision for doubtful accounts                                          -                   11,256
         Provision for obsolete inventories                                       -                   66,793
         Change in deferred lease obligation                                      -                   14,058
         Income tax refund receivable                                             -                   32,790
         Accounts receivable                                               (686,138)                 234,973
         Inventories                                                         73,194                  (87,371)
         Prepaid expenses and other current assets                         (294,079)                  59,645
         Deferred revenue                                                   367,378                    1,700
         Other assets                                                           659
         Accrued merger, acquisitions and restructuring charges             958,294                  613,736
         Accounts payable                                                  (384,416)                  18,468
         Accrued liabilities                                                160,273                 (124,226)
                                                                        -----------              -----------
              Net cash used in operating activities                        (939,035)                (780,619)

Cash flows from investing activities:

         Purchase & sale of investment, net                               2,057,453                  304,657
         Purchases of property                                                    -                        -
         Capitalized software development costs                            (950,000)                 (58,438)
                                                                        -----------              -----------
              Net cash provided by (used in) investing activities         1,107,453                  246,219

Cash flows from financing activities:
         Principal repayment of long-term debt                               22,321                        -
         Proceeds from exercise of stock warrants and options                     -                        -
           and repayment on notes receivable                                 13,800                   58,612
                                                                        -----------              -----------
              Net cash provided by financing activities                      36,121                   58,612
                                                                        -----------              -----------
Net increase (decrease) in cash and cash equivalents                        204,539                 (475,788)
Cash and cash equivalents, beginning of period                              825,255                1,433,861
                                                                        -----------              -----------
Cash and cash equivalents, end of period                                  1,029,794                  958,073
                                                                        ===========              ===========

Supplemental cash flow information:
Interest paid                                                           $     9,810              $       409
                                                                        ===========              ===========
Income taxes paid                                                                 -              $       800
                                                                        ===========              ===========

    See accompanying notes to condensed consolidated financial statements.

                        TOUCHSTONE SOFTWARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

    The accompanying consolidated financial statements of Touchstone Software Corporation (the "Company") as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited. The consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Annual Report on Form 10-KSB filed by the Company on April 14, 1999.

    The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for any future period.

2.  COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a company from transactions, other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. There was no difference between comprehensive loss and net loss as reported for the three and six months ended June 30, 1999 and 1998.

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

4.  FINANCING ARRANGEMENTS

    The Company has a bank line of credit, which provides for borrowings up to $500,000, bears interest at the bank's prime rate of 7.75% at June 30, 1999 and expires in September 1999. Borrowings are collateralized by a $500,000 certificate of deposit, which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at June 30, 1999. This line of credit prohibits acquisitions of other entities without the prior approval of the bank and restricts the payment of cash dividends.

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

                                                     For the Three Months
                                                        Ended June 30,
                                                       1999       1998
                                                       ----       ----
Weighted average number of shares outstanding:

  Basic                                             7,990,060   7,922,000


                                                      For the Six Months
                                                        Ended June 30,
                                                       1999       1998
                                                       ----       ----

Weighted average number of shares outstanding:

  Basic                                             7,990,060   7,906,000


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

OVERVIEW

    Touchstone Software Corporation (the "Company") develops and publishes utility software packages designed to perform Personal Computer ("PC") hardware diagnostics, Internet access optimization, and PC to PC file transfer. The functionality of these packages assists in the set up, maintenance, optimization and management of personal computers and networks.

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

    Pursuant to the terms and conditions of a definitive Agreement and Plan of Acquisition ("Acquisition Agreement"), the acquisition of Unicore was accomplished through the merger of Unicore with and into a newly formed and wholly owned subsidiary of the Company. Immediately prior to the acquisition, the Company contributed all of the assets, products and operations of its personal computer diagnostic software business to this newly formed corporation. As a consequence, since the closing of the Unicore acquisition the Company has served as a holding company with a single, wholly-owned subsidiary that currently conducts the business and activities that previously were separately conducted by both the Company and Unicore. The Company is accounting for the acquisition as a purchase.

    At the closing of the acquisition of Unicore by the Company, the former shareholders of Unicore, Messrs. Narath and Raza, received an aggregate of $1,205,000 in cash. The balance of the purchase price was paid through the issuance of an aggregate of 3,350,000 shares of the Company's Common Stock immediately following stockholder approval of the issuance of these shares at the 1999 Annual Meeting of the Company's stockholders (the "Annual Meeting"), held on July 30, 1999 in Ipswich, Massachusetts.

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

     Mr. Raza's employment agreement provides that he is to be employed as a Vice President of both the Company and Unicore for a three-year period commencing March 1, 1999, subject to the same provision for additional one-year
extensions.   During each year of the initial term, Mr. Raza is to be paid a base salary of not less than $110,000 and shall be entitled to receive such bonuses as the Company's Board of Directors may determine. In the event that his employment with the Company is terminated for any reason other than "cause" as defined therein, Mr. Raza would be entitled to receive, in one payment, an amount equal to one year's base salary at the level then in effect, plus an amount equal to any bonuses earned during the previous calendar year.

     As a condition to the closing of the Unicore acquisition, the Company deposited the sum of $620,000 in cash with Lawrence Savings Bank of Massachusetts, in order to obtain the release of Mr. Narath from his personal guarantee of approximately $620,000 of indebtedness owed by Unicore to Lawrence Savings Bank that was incurred in connection with the purchase of Unicore from Phoenix.

     In connection with the acquisition, each of Messrs. Narath and Raza also was granted "piggy-back" registration rights with respect to any and all shares of the Company's Common Stock owned by them.

     On November 6, 1998, Unicore and Phoenix, through its subsidiary Award, entered into a Software License Agreement ("License Agreement") for the licensing of certain Award Software by Unicore and the licensing of certain Unicore Software by Phoenix (both as defined in the License Agreement).

     On January 21, 1999, the NASDAQ Stock Market, Inc. ("NASDAQ") notified the Company that the NASDAQ Staff had conducted a review of the price data for the Company's shares during the preceding thirty trading days and had determined that such data showed a failure to maintain a $1.00 minimum closing price as required by the Marketplace Rule 4450(a)(5) under Maintenance Standard 1 ("Rule 4450(a)(5)"). The notice further stated that the Company would be provided ninety calendar days in which to regain compliance with Rule 4450(a)(5), during which if the closing bid price of the Company's shares was equal to or greater than $1.00 for a minimum of ten consecutive trading days, then the NASDAQ Staff would verify compliance with the continued listing requirements. Commencing on March 22, 1999, and on every trading day thereafter through May 12, 1999, the closing bid price of the Company's shares had been at or above $1.00. The Company reported to the NASDAQ staff that the requirement specified in the notice has been met and requested a hearing with the NASDAQ staff regarding the bid price issue.

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

     On June 10, 1999 the NASDAQ Listing Qualification Panel (the "Panel") held a hearing on the Company's request for continued inclusion on the NASDAQ National Market. The Panel, in a decision dated July 19, 1999, determined to delist the Company's shares from the NASDAQ National Market and noted the Company did not comply with the requirements for continued listing on the NASDAQ Small Cap Market. The Panel based its decision primarily on its lack of confidence in the Company's ability to achieve and maintain compliance with the minimum bid price requirement of Rule 4450(a)(5). The Panel also cited its concern that the Company would not maintain the level of net tangible assets required by Marketplace Rule 4450(a)(3). The Company's shares now trade on the OTC Bulletin Board.

Products


The following table sets forth the Company's products:

Product Title       Description                                                                       Date
-------------       -----------                                                                       ----
CheckIt/R/          CheckIt 98 collects detailed system information, test system components,          August 1998
                    pinpoints problems, locates hidden conflicts and restores critical system files for fast and easy PC troubleshooting. CheckIt automatically detects problems, identifies exactly what is not working and guides the user directly to the information and tests needed to fix it.  CheckIt also tests and corrects Y2K hardware problems.


CheckIt             The CheckIt 98 Diagnostic Suite features the portable, self-booting               August 1998
Diagnostic          diagnostics of CheckIt for DOS, new CheckIt 98, FastMove! file transfer
Suite/R/            utility, NetOptimizer Internet performance enhancement software and
                    Bigelow's PC Technician's Troubleshooting Pocket Reference.  Professional
                    technicians use this product to troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration, calibrate video components, and benchmark PC performance and conduct burn-in and certification tests.  The CheckIt Diagnostic Suite also includes a Y2K hardware tests and fixes feature.

CheckIt             CheckIt NetOptimizer gives Internet users an easy and safe way to                 May 1998
NetOptimizer/R/     fine-tune their Internet connection through an automatic or manual tune-up selection.  In addition, NetOptimizer performs a complete set of modem diagnostic tests and corrects some common port and modem problems.  In addition to the tests, a complete list of details and specifications about the consumer's modem and the current driver in use is available at the touch of a button.  NetOptmimizer's benchmark utility provides the means for an Internet user to evaluate the current and past performance of their
                    ISP connections.

FastMove!/R/        FastMove! is a file synchronization and transfer program that keeps files         March 1995
                    and directories on desktop PCs, laptops, networks and Zip drives                  (last update
                    synchronized and up-to-date with the click of a button.  FastMove! also           October 1996)
                    includes an Ultra Flex Parallel Transfer Cable.

BIOS Upgrade        Unicore BIOS Upgrade Solutions for PCs provide a cost-effective way of
Solutions           allowing end-users to extend the useful life of their PC systems without replacing them entirely.

PC                  Unicore's POSTcard(R) offers hardware diagnostic solutions allowing MIS
Diagnostics         personnel and PC end-users alike to quickly determine the causes of their
Software            system failures.

Year 2000           Unicore's Millenium/Pro is a cost-effective solution enabling PCs without
Solutions           Year 2000 BIOS compliance to provide accurate and uninterrupted operation during the transition into the Year 2000.

PC Card             Unicore's CardWare(R) enables PCs and portable computers to install,
Software            configure and operate peripheral devices that comply with PCMCIA standards. CardWare(R) provides a number of benefits over traditional
                    PC Card software, including support for Windows NT, the efficient use of system memory, greater portability, ease of maintenance and a more modular design.

Results of Operations

     The following is a preliminary discussion of the financial condition and results of operations of the Company as of June 30, 1999 and for the three months ended June 30, 1999 and 1998, respectively, and should be read in conjunction with the accompanying Quarterly Condensed Consolidated Financial Information and Notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

  The following table sets forth, for the periods indicated certain consolidated statement of income information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                           Three months ended      Six months ended
                                                 June 30,              June 30,
                                           1999         1998         1999        1998
                                          ------      -------      -------    ------
Net revenues                                 100%         100%         100%      100%

Cost of revenues                              12           30           15        24
                                          ------      -------      -------     -----
Gross profit                                  88           70           85        76

Operating expenses:
    Research and development                  13           88           15        40
    Sales and marketing                       25          140           18        68
    General and administrative                37           45           45        22
    Restructure                                -          119           47        29
    Amortization of other intangibles         64            -           37         -
                                          ------      -------      -------     -----
          Total operating expenses           139          392          162       159
                                          ------      -------      -------     -----
Income (loss) from operations                (51)        (322)         (77)      (83)

Interest and other income, net                 2           24            3        12
                                          ------      -------      -------     -----
Income before income taxes                   (49)        (298)         (74)      (71)

Provision for income taxes                     0            -            0         -
                                          ------      -------      -------     -----
Net income (loss)                            (49)        (298)         (74)      (71)


COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

     REVENUES. The Company's revenues consist of product sales, software license fees and engineering services revenues. Product revenues are recorded at the time products are shipped, but the Company records a reserve for product returns at each period-end which covers 100% of inventory in the sales channel. The reserves for such inventory are classified as deferred revenue on the Company's balance sheet. The Company's operations are subject to substantial and unpredictable risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand, which is subsequently unrealized, can lead to overstocking by the distributors and substantial product returns. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of significant supports obligations, if any. Engineering service revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Revenues increased by approximately $1,192,624, or 65%, for the three month period ended June 30, 1999, from the same period of the prior year primarily due to higher sales of the Company's BIOS upgrade and Year 2000 solutions partially offset by lower sales of its utility software packages as a result of increasing competition in the utility software industry and a change from royalty-based sales to direct product sales.

     COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, inventory obsolescence reserves, fees paid to an outsource-production fulfillment house, royalties paid to other software development
companies and direct costs associated with engineering services revenues.   Cost
of revenues as a percentage of revenue decreased to 12% of revenues for the three-month period ended June 30, 1999, as compared to 30% of revenues for the same period of the prior year. This decrease was primarily due to the Company's decision to terminate the production of its software at an existing fulfillment house, and relocate production to another fulfillment house. The Company anticipates that production at the new fulfillment house will commence during the third quarter of its fiscal year.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses decreased by approximately $335,243, or 58%, for the three month period ended June 30, 1999, from the same period of the prior year primarily due to lower engineering personnel and related expenses in the U.S., partially offset by higher engineering personnel and related expenses in Europe.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions, travel costs, retail product merchandising and promotions. Sales and marketing expenses decreased by approximately $470,622, or 51%, for the three month period ended June 30, 1999, from the same period of the prior year primarily due to lower sales and marketing personnel and related expenses, lower travel costs and lower retail product merchandising and promotions.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by approximately $388,805, or 131%, for the three month period ended June 30, 1999, from the same period of the prior year due to higher general and administrative personnel and related expenses and higher professional services fees.

     INTEREST INCOME, NET. Interest income, net consists primarily of interest expense associated with a note outstanding and interest income on cash and cash equivalents, net of expenses. Interest income, net decreased by approximately $123,455 for the three month period ended June 30, 1999, from the same period of the prior year due primarily to decreased holdings of short-term investments.

     AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. During the three months ended June 30, 1999 the company began amortizing the goodwill and the acquired intangibles associated with the acquisition of Unicore. The majority of the goodwill and acquired intangibles will be amortized through the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended June 30, 1999, the Company used cash resources of approximately $940,000 for operating activities.

     The Company's cash and cash equivalents, restricted cash, and investments totaled $5.7 million at June 30, 1999. Working capital decreased from approximately $5.6 million at December 31, 1998 to approximately $3.4 million at June 30, 1999. Cash and cash equivalents increased from $940,308 at March 31, 1999 to $1,029,794 at June 30, 1999. The decrease in working capital, partly offset by an increase in cash and cash equivalents, was due primarily to decreased holdings of short-term investments; pre-paid royalty payments to Phoenix and the final payment to Phoenix for the purchase of the CardWare product.

     The Company has a bank line of credit, which provides for borrowings up to $500,000, bears interest at the bank's prime rate of 7.75% at June 30, 1999 and expires in September 1999. Borrowings are collateralized by a $500,000 certificate of deposit, which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at June 30, 1999.

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

COMPETITION

     The Company competes against many other software vendors both directly, in the form of competing products, and indirectly, in the form of limited shelf space, for software products at retailers and distributors. To a large extent, the Company's success in this regard will be a function of the Company's ability to develop new products or new versions of existing products, along with market acceptance of the Company's products currently being sold at retail. As other software developers provide greater functionality, features, user value and performance in their products that eliminate or reduce the need for the Company's BIOS Upgrades, the market for the Company's products could be materially diminished. There can be no assurance that other participants in the software and PC industries will not develop products and solutions that reduce the demand or obviate the need for the Company's products.

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

ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES

     The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. The loss of services of one or more of these key employees, particularly Pierre A. Narath, the Company's Chairman, President and Chief Executive Officer and a member of the Company's Board of Directors, and Jason K. Raza, a Vice President of the Company, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, because the development of the Company's software requires knowledge of computer hardware, diagnostic software, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is also subject to other legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.


Item 6.  Exhibits and Reports On Form 8-K.

          (a)  Exhibits

               The following exhibits are filed herewith:

               Exhibit 27  Financial Data Schedule

          (b)  Reports on Form 8-K

               Current Report on Form 8-K/A filed on May 24, 1999

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TOUCHSTONE SOFTWARE CORPORATION


August 16, 1999         By:  /s/ Pierre A. Narath
                             ---------------------------
                             Pierre A. Narath
                             Chairman, President and
                             Chief Executive Officer

August 16, 1999         By:  /s/ Christopher J. Gaudette
                             ---------------------------
                             Christopher J. Gaudette
                             Controller/Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.            Description

27                  Financial Data Schedule