Form 10-Q
period 1999-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1999-11-15
CIK 751160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



      For the quarterly period                Commission File Number 0-12969
      ended September 30, 1999

                         TOUCHSTONE SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           95-3778226
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                              1538 TURNPIKE STREET
                           NORTH ANDOVER, MASSACHUSETTS       01845
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

                              Yes X          No

Registrant had 11,340,060 shares of Common Stock outstanding at September 30, 1999.

                         TOUCHSTONE SOFTWARE CORPORATION

                                      INDEX


                                                                                    Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                              3

         a)Consolidated Balance Sheet as of September 30, 1999 (Unaudited)              3
         b)Consolidated Statement of Income for the three months ended
           September 30, 1999 and 1998, and the nine months ended
           September 30, 1999 and 1998 (Unaudited)                                      4
         c)Consolidated Statement of Cash Flows for the nine months ended
           September 30, 1999 and 1998 (Unaudited)                                      5
         d)Notes to Consolidated Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                             18
Item 2.  Changes in Securities                                                         18
Item 4.  Submission of Matters to a Vote of Security Holders                           18
Item 5.  Other Information                                                             19
Item 6.  Exhibits and Reports on Form 8-K                                              19

SIGNATURES                                                                             20



Item 1. Consolidated Financial Statements

                         Touchstone Software Corporation
                           Consolidated Balance Sheet
                               September 30, 1999
                                   (Unaudited)

ASSETS
Current assets:
        Cash and cash equivalents                                         $ 3,307,774
        Investments                                                           753,915
        Restricted cash                                                       620,000
        Accounts receivable, net                                            1,470,920
        Inventories, net                                                       88,936
        Prepaid expenses and other current assets                             469,604
                                                                        --------------
              Total current assets                                          6,711,149

Investments                                                                   574,500
Property, net                                                                 159,995
Other assets                                                                   58,019
Goodwill and other intangibles, net                                         2,333,746
                                                                        --------------
                                                                          $ 9,837,409
                                                                        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Current maturities of long-term debt                              $    22,321
        Accounts payable                                                      233,001
        Accrued payroll and related expenses                                  394,821
        Accrued cooperative advertising expense                               355,139
        Accrued merger and acquisition costs                                1,276,649
        Deferred revenue                                                    1,081,810
        Other accrued liabilities                                             184,978
                                                                        --------------
              Total current liabilities                                     3,548,719

Long-term debt, net of current maturities                                     528,190
Other liabilities
Commitments and contingencies                                                 127,312

Shareholders' equity:
        Preferred stock, $.001 par value, 3,000,000 shares
              Authorized; no shares issued or outstanding
        Common stock, $0.001 par value, 20,000,000 shares
              Authorized; 11,340,060 shares issued and
              outstanding                                                      11,340
Additional paid-in capital                                                 21,231,692
Accumulated deficit                                                       (15,609,844)
                                                                        --------------
            Total shareholders' equity                                      5,633,188
                                                                        --------------
                                                                          $ 9,837,409
                                                                        ==============

     See accompanying notes to condensed consolidated financial statements.

                         TouchStone Software Corporation
                        Consolidated Statement of Income
                                   (Unaudited)



                                                Three months ended                  Nine months ended
                                                   September 30,                      September 30,
                                             1999             1998               1999              1998
                                         ------------      ------------      ------------      ------------

Net revenues                             $  1,569,204      $    748,956      $  4,797,747      $  3,391,221

Cost of revenues                              213,228           205,374           696,746           847,732

                                         ------------      ------------      ------------      ------------
Gross profit                                1,355,976           543,582         4,101,001         2,543,489

Operating expenses:
     Sales and marketing                      541,819           624,776         1,332,396         2,269,137

     General and administrative               843,593           480,420         3,726,058         1,218,120

     Research and development                 274,183           422,631           617,401         1,487,930

    Amortization of goodwill
         and other intangibles              1,187,191              --           2,382,551              --
     Restructure                                  --             85,220               --            863,359
                                         ------------      ------------      ------------      ------------
            Total operating expenses        2,846,786         1,613,047         8,058,406         5,838,546
                                         ------------      ------------      ------------      ------------
Loss from operations                       (1,490,810)       (1,069,465)       (3,957,405)       (3,295,057)

Interest and other income, net                 86,119           134,260           185,402           459,171
                                         ------------      ------------      ------------      ------------
Loss before income taxes                   (1,404,691)         (935,205)       (3,772,003)       (2,835,886)

Provision for income taxes                       --                --                 800               800
                                         ------------      ------------      ------------      ------------

Net loss                                 $ (1,404,691)     $   (935,205)     $ (3,772,803)     $ (2,836,686)
                                         ------------      ------------      ------------      ------------

Basic and diluted net loss per share     $      (0.12)     $      (0.12)     $      (0.33)     $      (0.36)
                                         ============      ============      ============      ============

Weighted average common shares             11,340,060         7,948,000        11,340,060         7,920,000
                                         ============      ============      ============      ============


See accompanying notes to condensed consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                       Nine months ended
                                                                          September 30,
                                                                      1999             1998
                                                                  ------------     -------------

Cash flows from operating activities:
      Net income (loss)                                          $(3,772,803)     $(2,836,686)
      Adjustments to reconcile net loss to net cash
        flows (used in) provided by operating activities:
      Depreciation and amortization                                2,482,917          151,288
      Stock options issued for consulting expense                        992            8,764
      Provision for doubtful accounts                                 96,645           14,846
      Provision for obsolete inventories                               7,220           68,317
      Change in deferred lease obligation                            (62,581)          21,086
      Income tax refund receivable                                      --             32,790
      Accounts receivable                                           (374,037)         459,005
      Inventories                                                     89,131         (107,470)
      Prepaid expenses and other current assets                     (302,617)          62,162
      Other assets                                                       439           19,181
      Accrued merger, acquisitions and restructuring charges         938,669          662,635
      Accounts payable                                              (398,645)        (300,817)
      Accrued liabilities                                            (96,035)        (200,801)
                                                                 -----------      -----------
          Net cash used in operating activities                   (1,390,705)      (1,945,700)

Cash flows from investing activities:
      Purchase & sale of investment                                4,353,153          774,938
      Purchases of property                                             --            (65,917)
      Sale of property                                                  --              2,342
      Capitalized software development costs                      (2,921,210)            --
                                                                 -----------      -----------
          Net cash provided by  investing activities               1,431,943          711,363


Cash flows from financing activities:
      Principal repayment of long-term debt                          (52,080)            --
      Proceeds from exercise of stock warrants and options              --               --
        and repayment on notes receivable                          2,493,361           65,659
                                                                 -----------      -----------
          Net cash provided by financing activities                2,441,281           65,659
                                                                 -----------      -----------
Net increase (decrease) in cash and cash equivalents               2,482,519       (1,168,678)
Cash and cash equivalents, beginning of period                       825,255        1,433,861
                                                                 -----------      -----------
Cash and cash equivalents, end of period                         $ 3,307,774      $   265,183
                                                                 ===========      ===========

Supplemental cash flow information:

Interest paid                                                    $    26,342      $       855
                                                                 ===========      ===========
Income taxes paid                                                $       800      $       800
                                                                 ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements of Touchstone Software Corporation (the "Company") as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Annual Report on Form 10-KSB filed by the Company on April 14, 1999.

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or for any future period.

2.   Comprehensive Income


     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a company from transactions, other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. There was no difference between comprehensive loss and net loss as reported for the three and nine months ended September 30, 1999 and 1998.


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

4.   Financing Arrangements

     The Company has a bank line of credit, which provides for borrowings up to $100,000, bears interest at the bank's prime rate of 9.0% at September 30, 1999 and is reviewed on an annual basis for renewal. Borrowings are collateralized by a $110,000 certificate of deposit, which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at September 30, 1999.

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

                                                         For the Three Months
                                                          Ended September 30,

                                                         1999            1998
Weighted average number of shares outstanding:           ----            ----
         Basic                                       11,340,060       7,948,000


                                                         For the Nine Months
                                                          Ended September 30,

                                                         1999            1998
Weighted average number of shares outstanding:           ----            ----
         Basic                                       11,340,060       7,920,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update these statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and those discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 on file with the Securities and Exchange Commission.

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

     At the closing of the acquisition of Unicore by the Company, the former shareholders of Unicore, Messrs. Narath and Raza, received an aggregate of $1,205,000 in cash. The balance of the purchase price was paid through the issuance of an aggregate of 3,350,000 shares of the Company's Common Stock immediately following stockholder approval of the issuance of these shares at the 1999 Annual Meeting of the Company's stockholders (the "Annual Meeting"), held on July 30, 1999 in Andover, Massachusetts.

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

     On January 21, 1999, the NASDAQ Stock Market, Inc. ("NASDAQ") notified the Company that the NASDAQ Staff had conducted a review of the price data for the Company's shares during the preceding thirty trading days and had determined that such data showed a failure to maintain a $1.00 minimum closing price as required by the Marketplace Rule 4450(a)(5) under Maintenance Standard 1 ("Rule 4450 (a)(5)"). The notice further stated that the Company would be provided ninety calendar days in which to regain compliance with Rule 4450 (a)(5), during which if the closing bid price of the Company's shares was equal to or greater than $1.00 for a minimum of ten consecutive trading days, then the NASDAQ Staff would verify compliance with the continued listing requirements. Commencing on March 22, 1999, and on every trading day thereafter through May 12, 1999, the closing bid price of the Company's shares had been at or above $1.00. The Company reported to the NASDAQ staff that the requirement specified in the notice has been met and requested a hearing with the NASDAQ staff regarding the bid price issue

     On March 5, 1999, Unicore and Phoenix entered into an Agreement Regarding Change in Control pursuant to which Phoenix gave its consent to the merger of Unicore with and into a wholly-owned subsidiary of the Company, and Unicore agreed to incorporate certain additional events into the License Agreement, each of which is a material breach giving Phoenix the right to terminate the licenses granted by Phoenix thereunder.

     On June 10, 1999, the NASDAQ Listing Qualification Panel (the "Panel") held a hearing on the Company's request for continued inclusion on the NASDAQ National Market. The Panel, in a decision dated July 19, 1999, determined to delist the Company's shares from the NASDAQ National Market and noted the Company did not comply with the requirements for continued listing on the NASDAQ Small Cap Market. The Panel based its decision primarily on its lack of confidence in the Company's ability to achieve and maintain compliance with the minimum bid price requirement of Rule 4450(a)(5). The Panel also cited its concern that the Company would not maintain the level of net tangible assets required by Marketplace Rule 4450(a)(3). The Company's shares now trade on the OTC Bulletin Board.

     On March 5, 1999, an Addendum "A" to the License Agreement ("Addendum") between Unicore and Phoenix was signed and made effective as of October 1, 1998. The Addendum adds the Phoenix CardWare product to the list of products Unicore is licensed to market and sell. The Addendum specifies that Unicore shall pay Phoenix a prepayment on future royalties and a percentage royalty rate based on net revenues generated by sales of the CardWare product. In addition, the Addendum specifies that the royalty rate paid by Unicore as defined in the License Agreement will be lowered in exchange for cash consideration paid to Phoenix. Also, on March 31, 1999, the Company signed a Software Purchase Agreement with Phoenix under the terms of which the Company acquired all title, rights and obligations relating to the CardWare product for cash consideration and the termination of the Addendum as to CardWare.

     On July 30, 1999, at the Annual meeting of the Company's stockholders (the "Annual meeting"), held in Ipswich, Massachusetts, the stockholders approved the issuance of an aggregate of 3,350,000 shares of the Company's Common Stock to the former Shareholders of Unicore as the balance of the purchase price for Unicore. On August 3, 1999 the shares were issued to both Messrs. Narath and Raza in the amounts of 2,680,000 and 670,000, respectively.

     On September 18, 1999, the certificate of deposit securing the Company's line of credit in the amount of $500,000 matured. The company elected not to renew the line of credit. The certificate of deposit in the amount of $500,000 was redeemed and put into cash and cash equivalents.

     On October 1, 1999, Mr. Larry W. Dingus and Kenneth C. Welch both resigned from the Company's Board of Directors. On November 2, 1999, Jason K. Raza was appointed to the Company's Board of Directors. Mr. Raza serves as Vice President for TouchStone Software, having served as International Sales Manager for Unicore Software, a wholly owned subsidiary of Phoenix Technologies, (NASDAQ:
PTEC) prior to its acquisition by TouchStone. In addition, Mr. Raza is the second-largest shareholder in the Company. The Board of Directors has revised the number of members of the Board from four to three.

Products

The following table sets forth the Company's products:


Product Title       Description                                                                    Date
-------------------------------------------------------------------------------------       -------------------
CheckIt (R)        CheckIt 98 collects detailed system information, test system                August 1998
                   components, August 1998 pinpoints problems, locates hidden conflicts and restores critical system files for fast and easy
                   PC troubleshooting. CheckIt automatically detects problems, identifies exactly what is not working and guides the user directly to the information and tests needed to fix it.
                   CheckIt also tests and corrects Y2K hardware problems.

CheckIt            The CheckIt 98 Diagnostic Suite features the portable,                      August 1998
Diagnostic         self-booting diagnostics of CheckIt for DOS, new CheckIt 98,
Suite (R)          FastMove! File transfer utility, NetOptimizer Internet
                   performance enhancement software and Bigelow's PC Technician's
                   Troubleshooting Pocket Reference. Professional technicians use this product to troubleshoot PC problems, test hardware
                   components, diagnose setup conflicts, optimize modem
                   configuration, calibrate video components, and benchmark PC performance and conduct burn-in and certification tests. The
                   CheckIt Diagnostic Suite also includes a Y2K hardware test and fix feature.

CheckIt            CheckIt NetOptimizer gives Internet users an easy and safe                  May 1998
NetOptimizer(R)    way to fine-tune their Internet connection through an
                   automatic or manual tune-up selection. In addition,
                   NetOptimizer performs a complete set of modem diagnostic
                   tests and corrects some common port and modem problems. In addition to the tests, a complete list of details and
                   specifications about the consumer's modem and the current
                   driver in use is available at the touch of a button.
                   NetOptmimizer's benchmark utility provides the means for an
                   Internet user to evaluate the current and past performance of their ISP connections.

FastMove!(R)       FastMove! Is a file synchronization and transfer program that keeps         March 1995
                   files  and directories on desktop PCs, laptops, networks and Zip            (last update
                   drives synchronized and up-to-date with the click of a button.              October 1996)
                   FastMove! Also includes an Ultra Flex  Parallel Transfer Cable.

BIOS Upgrade       Unicore BIOS Upgrade Solutions for PCs provide a cost-effective
Solutions          way of allowing end-users to extend the useful life of their PC systems without replacing them entirely.

PC Diagnostics     Unicore's POSTcard(R) offers hardware diagnostic solutions
Software           allowing MIS personnel and PC end-users alike to quickly
                   determine the causes of their system failures.

Year 2000          Unicore's Millenium/Pro is designed to be a cost-effective
Solutions          solution to enable PCs without Year 2000 BIOS compliance to provide accurate and uninterrupted operation during the
                   transition into the Year 2000.

PC Card Software   Unicore's CardWare(R) enables PCs and portable computers to install, configure and operate peripheral devices that
                   comply with PCMCIA standards. CardWare(R) provides a number of benefits over traditional PC Card software, including
                   support for Windows NT, the efficient use of system memory, greater portability, ease of maintenance and a more modular design.

Results of Operations

     The following is a preliminary discussion of the financial condition and results of operations of the Company as of September 30, 1999 and for the three months ended September 30, 1999 and 1998, respectively, and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated certain consolidated statement of income information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.


                                               Three months ended                      Nine months ended
                                                  September 30,                          September 30,
                                              1999             1998                 1999             1998
                                            ----------       ---------             --------        ----------

Net revenues                                  100%             100%                  100%             100%
Cost of revenues                               14               27                    15               25
Gross profit                                   86               73                    85               75
Operating expenses:
    Sales and marketing                        35               84                    28               67
    General and administrative                 54               64                    78               36
    Research and development                   17               57                    13               44
    Amortization of goodwill and
       other intangibles                       76                -                    50                -
    Restructure                                 -               11                     -               26
                                            ----------       ---------             --------        ----------
          Total operating expenses            182              216                   169              173
Loss from operations                          (96)            (143)                  (84)             (98)
Interest and other income, net                  6               18                     4               14
Loss before income taxes                      (90)            (125)                  (80)             (84)
Provision for income taxes                      -                -                     -                -
                                            ----------       ---------             --------        ----------
Net loss                                      (90)%           (125)%                 (80)%            (84)%
                                            ==========       =========             ========        ==========


Comparison of Three Month Periods Ended September 30, 1999 and 1998

     Revenues. The Company's revenues consist of product sales, software license fees and engineering services revenues. Product revenues are recorded at the time products are shipped, but the Company records a reserve for product returns at each period-end which covers 100% of inventory in the sales channel. The reserves for such inventory are classified as deferred revenue on the Company's balance sheet. The Company's operations are subject to substantial and unpredictable risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand, which is subsequently unrealized, can lead to overstocking by the distributors and substantial product returns. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of significant supports obligations, if any. Engineering service revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Revenues increased by approximately 110%, for the three month period ended September 30, 1999, from the same period of the prior year, primarily due to higher sales of the Company's BIOS upgrade and Year 2000 solutions partially offset by lower sales of its utility software packages as a result of increasing competition in the utility software industry and a change from royalty-based sales to direct product sales.

     Cost of Revenues. Cost of revenues consists of the cost of materials, freight expenses, inventory obsolescence reserves, fees paid to an outsource-production fulfillment house, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue decreased to 14% of revenues for the three-month period ended September 30, 1999, as compared to 27% of revenues for the same period of the prior year. This decrease was primarily due to the Company's decision to terminate the production of its software at an existing fulfillment house, and relocate production to another fulfillment house. The Company anticipates that production at the new fulfillment house will commence during the third quarter of its fiscal year.

     Research and Development. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses decreased by approximately $148,448, or 35%, for the three month period ended September 30, 1999, from the same period of the prior year primarily due to lower engineering personnel and related expenses in the U.S., partially offset by higher engineering personnel and related expenses in Europe.

     Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses, sales commissions, travel costs, retail product merchandising, promotions and the write-off of bad debts. Sales and marketing expenses decreased by approximately $82,957, or 13%, for the three month period ended September 30, 1999, from the same period of the prior year primarily due to lower sales and marketing personnel and related expenses, lower travel costs and lower retail product merchandising and promotions.

     General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by approximately $363,173 or 76%, for the three month period ended September 30, 1999, from the same period of the prior year due to higher general and administrative personnel and related expenses and higher professional services fees.

     Interest Income, Net. Interest income, net consists primarily of interest expense associated with a note outstanding and interest income on cash and cash equivalents, net of expenses. Interest income, net decreased by approximately $48,141 for the three month period ended September 30, 1999, from the same period of the prior year due primarily to decreased holdings of short-term investments.

     Amortization of Goodwill and Acquired Intangibles. The company continues to amortize the goodwill and other acquired intangibles primarily resulting from the acquisition of Unicore on a straight-line basis over approximately two years. Amortization expense increased $1,187,191 or 100% for the three month period ended September 30, 1999, from the same period of the prior year.

Liquidity and Capital Resources

     During the nine months ended September 30, 1999, the Company used cash resources of approximately $2,212,731 for operating activities.

     The Company's cash and cash equivalents, restricted cash, and investments totaled $5.3 million at September 30, 1999. Working capital decreased from approximately $5.6 million at December 31, 1998 to approximately $3.2 million at September 30, 1999. Cash and cash equivalents increased from $940,308 at December 31, 1999 to $3,307,774 at September 30, 1999. The decrease in working capital was in part offset by an increase in cash and cashes equivalents. This decrease was due primarily to decreased holdings of short-term investments, cash paid to acquire Unicore, and merger related accruals along with overall operational expenses.

     The Company has a bank line of credit, which allows for borrowings up to $100,000, bears interest at the bank's prime rate of 9.0% at September 30, 1999 and is reviewed, annually by the bank for renewal. Borrowings are collateralized by a $110,000 certificate of deposit, which is recorded as restricted cash on the accompanying consolidated balance sheet. There were no borrowings under this line of credit at September 30, 1999.

     Management believes that the Company's existing cash and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through September 30, 2000. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally and expand the direct sales force for corporate customers. The execution of such plans may include strategic acquisitions of, or investments in, businesses, products or technologies.

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

Ability to Attract and Retain Key Employees

     The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. The loss of services of one or more of these key employees, particularly Pierre A. Narath, Chairman of the Board of Directors, Chief Executive Officer and President, and Jason K. Raza, a Vice President of the Company and a member of the Company's Board of Directors, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, because the development of the Company's software requires knowledge of computer hardware, diagnostic software, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on the Company's business, financial condition and results of operations.

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

PART II.          OTHER INFORMATION


Item 1.           Legal Proceedings

     On March 23, 1999, the Company was in receipt of a Complaint and Summons ("Complaint") filed against the Company by Otto Legerer and GSV Immobilien
GmbH. Mr. Legerer formerly served as the Company's Managing Director of
European Operations. The Complaint alleges, among other items, breach of contract in regards to his termination. The Complaint indicates that Mr. Legerer is seeking compensatory and certain other damages. The Company believes that the Complaint is without merit and is defending itself vigorously.

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.           Change in Securities

                    (c) As described in Part I, Item 2, the registrant entered into an agreement to acquire all of the issued and outstanding capital stock of Unicore Software, Inc. on March 8, 1999. This agreement provided for the payment of the balance of the purchase price through the issuance of an aggregate of 3,350,000 shares of the Company's Common Stock upon receipt of shareholder approval. Shareholder approval was obtained at the Company's Annual Meeting held on July 30, 1999 and on August 3, 1999 the Company issued 670,000 shares to Mr. Raza and 2,680,000 shares to Mr. Narath. The shares were issued without registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving any public offering.

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) An Annual Meeting of Stockholders of the Company was held on July 30, 1999.

                  (b) Matters voted on at the meeting and votes cast on each were as follows:

1. To elect four directors to the Company's Board of Directors, each to hold office until his successor is elected and qualified or until his earlier resignation or removal.
                                                          Total Vote
                                    Total Vote             Withheld
                                     For Each              From Each
                                     Director              Director
                                     --------              --------

       Pierre A. Narath             6,791,520               173,719
       Larry W. Dingus              6,291,414               673,825
       Ronald R. Maas               5,993,331               971,908
       Kenneth C. Welch III         6,748,703               216,536

2. To consider and vote upon a proposal to approve the issuance of 3,350,000 share of the Company's Common Stock as payment of the balance of the purchase price payable by the Company in connection with the Company's March 8, 1999 acquisition of Unicore Software, Inc.

           For             Against          Abstain            Not Voted
           ---             -------          -------            ---------

        2,873,277          148,757           12,908            3,930,297

     (d) For more information on matters submitted to a vote of security holders by the Company during its most recent Annual Meeting of Stockholders held on July 30, 1999 in Ipswich, Massachusetts, please refer to the Company's Proxy Statement dated July 8, 1999.

Item 5. Changes in Registrant's Certifying Accountant


          (a)(1) (i) On November 10, 1999, the Company dismissed Deloitte & Touche LLP ("Deloitte & Touche") as its principal independent accountant.

                 (ii) Neither of Deloitte & Touche's reports on the financial statements of the Company for the fiscal years ended December 31, 1998 or December 31, 1997 contained an adverse opinion nor a disclaimer of opinion, nor was modified as to uncertainty, audit scope or accounting principles.

                 (iii) The decision to change accountants was approved by the Company's Board of Directors on November 5, 1999.

                 (iv) It is the Company's opinion that during the fiscal years ended December 31, 1998 and December 31, 1997, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable event.

          (a)(2) On November 15, 1999, the Company engaged Vitale Caturano & Company as its new principal independent accountant.

          (a)(3) The Company has provided Deloitte & Touche with a copy of the disclosures made herein and has requested Deloitte & Touche to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree. The letter from Deloitte & Touche regarding the change in certifying accountants will be filed by amendment.

Item 6.   Exhibits and Reports on Form 8-K
          (a)      Exhibits

                   The following exhibits are filed herewith:

                   Exhibit 27       Financial Data Schedule.

          (b)      Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TOUCHSTONE SOFTWARE CORPORATION


November 15, 1999           by:  /s/ Pierre A. Narath
                                -----------------------------
                                 Pierre A. Narath
                                 Chairman, President and Chief Executive Officer

November 15, 1999           by:  /s/ Christopher J. Gaudette
                                 -----------------------------
                                 Christopher J. Gaudette
                                  Controller / Principal Accounting Officer

                                                                   EXHIBIT INDEX


Exhibit No.                         Description

27                         Financial Data Schedule.