Form 10QSB/A
period 1999-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 1999-11-29
CIK 751160

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

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

The registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999:

Item 1.  Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 5.  Changes in Registrant's Certifying Accountant

Item 6.  Exhibits and Reports on Form 8-K

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

                         TouchStone Software Corporation
                        Consolidated Statement of Income
                                   (Unaudited)



                                                Three months ended                  Nine months ended
                                                   September 30,                      September 30,
                                             1999             1998               1999              1998
                                         ------------      ------------      ------------      ------------

Net revenues                             $  1,569,204      $    748,956      $  4,797,747      $  3,391,221

Cost of revenues                              213,228           205,374           696,746           847,732

                                         ------------      ------------      ------------      ------------
Gross profit                                1,355,976           543,582         4,101,001         2,543,489

Operating expenses:
     Sales and marketing                      541,819           624,776         1,429,041         2,269,137

     General and administrative               843,593           480,420         2,126,789         1,218,120

     Research and development                 274,183           422,631           617,401         1,487,930

    Amortization of goodwill
         and other intangibles              1,187,191              --           2,382,551              --
     Restructure                                  --             85,220         1,502,624           863,359
                                         ------------      ------------      ------------      ------------
            Total operating expenses        2,846,786         1,613,047         8,058,406         5,838,546
                                         ------------      ------------      ------------      ------------
Loss from operations                       (1,490,810)       (1,069,465)       (3,957,405)       (3,295,057)

Interest and other income, net                 86,119           134,260           185,402           459,171
                                         ------------      ------------      ------------      ------------
Loss before income taxes                   (1,404,691)         (935,205)       (3,772,003)       (2,835,886)

Provision for income taxes                       --                --                 800               800
                                         ------------      ------------      ------------      ------------

Net loss                                 $ (1,404,691)     $   (935,205)     $ (3,772,803)     $ (2,836,686)
                                         ------------      ------------      ------------      ------------

Basic and diluted net loss per share     $      (0.12)     $      (0.12)     $      (0.33)     $      (0.36)
                                         ============      ============      ============      ============

Weighted average common shares             11,340,060         7,948,000        11,340,060         7,920,000
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


                                               Three months ended                      Nine months ended
                                                  September 30,                          September 30,
                                              1999             1998                 1999             1998
                                            ----------       ---------             --------        ----------

Net revenues                                  100%             100%                  100%             100%
Cost of revenues                               14               27                    15               25
Gross profit                                   86               73                    85               75
Operating expenses:
    Sales and marketing                        35               84                    30               67
    General and administrative                 54               64                    45               36
    Research and development                   17               57                    13               44
    Amortization of goodwill and
       other intangibles                       76                -                    50                -
    Restructure                                 -               11                    31               26
                                            ----------       ---------             --------        ----------
          Total operating expenses            182              216                   169              173
Loss from operations                          (96)            (143)                  (84)             (98)
Interest and other income, net                  6               18                     4               14
Loss before income taxes                      (90)            (125)                  (80)             (84)
Provision for income taxes                      -                -                     -                -
                                            ----------       ---------             --------        ----------
Net loss                                      (90)%           (125)%                 (80)%            (84)%
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

Liquidity and Capital Resources

     During the nine months ended September 30, 1999, the Company used cash resources of approximately $1,390,705 for operating activities.

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

Item 5. Changes in Registrant's Certifying Accountant


          (a)(1) (i) By letter dated November 15, 1999, the Company notified Deloitte & Touche LLP ("Deloitte & Touche") of its dismissal as the Company's principal independent accountant.

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

                 (iv) It is the Company's opinion that during the fiscal years ended December 31, 1998 and December 31, 1997, and the period January 1, 1999 through November 15, 1999 there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable event.

          (a)(2) On November 15, 1999, the Company engaged Vitale Caturano & Company as its new principal independent accountant.

          (a)(3) Attached as an Exhibit to this Form 10-QSB/A amendment No. 1 is a letter from Deloitte & Touche to the Commission commenting on the contents of Item 5 of the Company's Form 10-QSB.

Item 6.   Exhibits and Reports on Form 8-K
          (a)      Exhibits

                   The following exhibits are filed herewith:

                   Exhibit 16       Letter from Deloitte & Touche
                   Exhibit 27       Financial Data Schedule.

          (b)      Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.



                            TOUCHSTONE SOFTWARE CORPORATION


November 29, 1999           by:  /s/ Pierre A. Narath
                                -----------------------------
                                 Pierre A. Narath
                                 Chairman, President and Chief Executive Officer

November 29, 1999           by:  /s/ Christopher J. Gaudette
                                 -----------------------------
                                 Christopher J. Gaudette
                                  Controller / Principal Accounting Officer

                                                                   EXHIBIT INDEX


Exhibit No.                         Description

16                         Letter from Deloitte & Touche

27                         Financial Data Schedule.