Form 10KSB
period 1999-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2000-04-13
CIK 751160

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from ____________ to ____________

                        Commission File Number 0-12969

                        TOUCHSTONE SOFTWARE CORPORATION
                        -------------------------------
             (Exact name of Registrant as Specified in its Charter)

             Delaware                                95-3778226
             --------                                ----------
       (State or other jurisdiction of    (IRS Employer Identification No.)
      Incorporation or Organization)

1538 Turnpike Street, North Andover, Massachusetts       01845
--------------------------------------------------       -----
   (Address of Principal Executive Offices)            (Zip Code)

(Registrant's Telephone Number including Area Code):  (978) 686-6468
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended December 31, 1999 were $6,739,355.

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $15,982,848 as of March 29, 2000.
                   -----------

The number of shares outstanding of the registrant's classes of common stock as of March 29, 2000 was 11,440,060.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check One):
                                           Yes      No  X
                                               ---     ---

                        TOUCHSTONE SOFTWARE CORPORATION
                                  FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

                                                             PART I.
Item 1.    Description of Business ...........................................................................        3-11
Item 2.    Description of Properties..........................................................................          12
Item 3.    Legal  Proceedings.................................................................................          12
Item 4.    Submission of Matters to a Vote of Security Holders................................................          12

                                                             PART II.
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............................          13
Item 6.    Management's Discussion and Analysis or Plan of Operation..........................................       14-20
Item 7.    Financial Statements...............................................................................       21-43
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..............          44

                                                             PART III.
Item 9.    Directors, Executive Officers and Control Persons..................................................          45
Item 10.   Executive Compensation.............................................................................       46-48
Item 11.   Security Ownership of Certain Beneficial Owners and Management.....................................          48
Item 12.   Certain Relationships and Related Transactions.....................................................          48
Item 13.   Exhibits and Reports on Form 8-K...................................................................          49

                                     PART I

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in Item 1, "Description of Business", Item 6, "Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Annual Report on Form 10-KSB.

     Item 1.  Description of Business
     --------------------------------

     TouchStone Software Corporation (the "Company" or "TouchStone") is a developer and publisher of utility software used to set up, maintain and manage personal computers and networks. The Company's utility software can be classified into three areas: diagnostic software, internet optimization software and file transfer software. The CheckIt product line, a family of system diagnostics, is designed to meet the needs of consumers and service technicians. The CheckIt products, utilizing the Company's core technology, have continued to evolve since they were first introduced in 1988. New versions are released periodically to provide updated hardware tests for the latest technology. The CheckIt products are sold worldwide through the retail channels with some penetration into the enterprise and OEM market.

     The newest additions to the Company's diagnostic product line are CheckIt F/E7.0, WinCheckIt V6.5 and FastMove!2000. CheckIt 7.0 Factory Edition is a full-featured, modular PC testing and diagnostics tool specifically designed for computer OEMs, resellers and repair centers. WinCheckIt collects detailed system information, tests system components, pinpoints problems, locates hidden conflicts and restores critical system files for fast and easy PC troubleshooting. FastMove 2000 is a file synchronization and transfer program that keeps the files and directories on desktop PCs, laptops and networks synchronized and up-to-date with the click of a button. The Company's file transfer utility, marketed under the name of FastMove!, is primarily a retail product.

     TouchStone introduced CheckIt NetOptimizer in June of 1998 to address the growing need for enhanced Internet performance of everyday modem users. The product optimizes Internet settings in Windows and on the user's modem to increase throughput and download speeds. CheckIt NetOptimizer has been recognized by nationally known publications, such as PC Magazine and Windows Magazine, as a product that is differentiated from web-caching programs.

     On March 8, 1999, the Company acquired Unicore Software, Inc. ("Unicore"), a Massachusetts corporation. The acquisition of Unicore was accomplished through the merger of Unicore with and into a newly formed and wholly owned subsidiary of the Company. Immediately prior to the acquisition, the Company contributed all of the assets, products and operations of its personal computer diagnostic software business to this newly formed corporation. As a consequence, since the closing of the Unicore acquisition, the Company has served as a holding company, with a single, wholly-owned subsidiary that currently conducts the business and activities that previously were separately conducted by both the Company and Unicore. For additional information regarding Unicore and the terms and conditions upon which the Company acquired it, see "Acquisition of Unicore" below.

  Unicore is a provider of system management software, which includes basic input/output ("BIOS") software upgrades, personal computer ("PC") diagnostics and Year 2000 Solutions for personal computers and embedded systems. System management software is one of the fundamental layers in any microprocessor-based system (including PCs) architecture and provides an essential interface between the system's operating software and hardware.

  Unicore was founded in 1989 and supplied primarily BIOS software upgrades. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC.

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

     Unicore's customers include primarily end-users, enterprises such as a majority of Fortune 500 corporations, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. Unicore markets and licenses its products and services worldwide.

     In March 2000, the Company announced a plan to change its name to TouchStone Capital Group. The Company also signed a non-binding letter of intent to sell the assets of Unicore and its other wholly-owned subsidiary e.Support.com, Inc., which was created in January 2000, to handle the day-to-day activities of the company's operational business not already in Unicore. At the end of 1999 the Company had also begun the process of implementing a new business plan of investing as a minority shareholder, in a group of internet-based companies, its portfolio companies. The Company's plan envisions it assisting and acting and managing a diverse network of internet-based companies.

     As of December 31, 1999, the company had made investments in the following companies:

     A $663,000 investment for 260,000 shares of Series A convertible preferred stock of PartsBase.com, a provider of Internet business-to-business e-commerce services for the aviation industry. In March 2000, PartsBase.com filed an initial public offering and is currently traded on the NASDAQ exchange.

     A bridge financing agreement, in which the Company made a $250,000 loan, the Company received 100,000 warrants to purchase the common stock of Entertainment Boulevard Inc. Entertainment Boulevard, Inc. owns Vidnet, which is a provider of streaming entertainment related media on the Internet, as well as a comprehensive media encoding service provider. Entertainment Boulevard currently trades on the OTC Bulletin Board.

     TouchStone's operating model combines the talents of its management team with those of its portfolio companies. Each of these companies holds niche positions, with the promise of leadership, in proven Internet sectors. TouchStone has a significant advantage, with a strong cash position and minimal debt; the company is in a position to act on opportunities when they present themselves.

     Through minority interests, TouchStone's portfolio is comprised of well-managed, late stage technology companies with market presence in e-commerce, content, community and enabling technologies. TouchStone owns and invests currently in business-to-business and business-to-consumer companies that fall into one of four core areas of the Internet economy:

    . Marketing companies offering technologies, products and services for computer diagnostic tools and advanced software solutions.

    . E-commerce companies offering products and services for consumers and businesses, connecting consumers to products and products to consumers, as well as businesses to products and products to businesses.

    . Content and community companies with comprehensive sources of information and systems to connect geographically dispersed individuals and groups.

    . Enabling technology companies that deliver strategy, services and technologies to help dot.com and traditional corporations exploit the full potential of the Internet

     Organized in 1982 as a California corporation, the Company reincorporated in Delaware in January 1997. The Company's executive offices are located at 1538 Turnpike Street, North Andover, Massachusetts 01845, and its telephone number is (978) 686-6468.

Industry Overview

     During the last decade, the personal computer industry has grown rapidly - fueled most recently by the Internet. The Company believes that the market will continue to expand in the future as technological advances and increased functionality, combined with lower pricing, will increasingly make personal computers common for use in both homes and businesses. Future changes in the operating systems that run personal computers may contain some of the functionality of certain utility software of the kind marketed by the Company. The software industry, including the utility market, is increasingly being dominated by a few very large competitors. However, the Company believes that the complexities created by the Internet, multimedia and connectivity utilizing enhanced video, storage, animation, and audio capabilities will continue to drive the demand for new, sophisticated, separately installed utility software.

PRODUCTS

The following table sets forth the TouchStone products currently marketed by the
Company:

                                                                                                    INITIAL RELEASE
PRODUCT TITLE                                   DESCRIPTION                                               DATE
------------------------------------------------------------------------------------------------------------------------
CheckIt F/E(R)      CheckIt 7.0 Factory Edition is a modular PC testing and diagnostics tool          January 2000
7.0                 expressly designed for computer OEMs, resellers and repair centers.
Factory             Designed to meet the requirements of demanding professional users, it
Edition             brings the power of a professional testing laboratory to anyone who installs, checks, develops, refurbishes, or repairs PC hardware. CheckIt
                    7.0 FE was developed for use by PC manufacturers and after-market professionals - at varying levels and with varying technical requirements.


WinCheckIt(R)       WinCheckIt collects system information, tests system components, pinpoints        December 1999
V6.5                problems, locates hidden conflicts and restores system files for PC troubleshooting. WinCheckIt automatically detects problems and guides the user to the information and tests needed to fix the problem.  Included also are programs to test and fix Y2K hardware problems, find and remove software viruses, and better manage data on your hard drives. Finally, a newsletter is included that focuses on explaining new and emerging technologies. Windows 95, 98 and NT4.0 are supported.

FastMove!           FastMove! 2000 Is a file synchronization and transfer program that keeps          December 1999
2000                the files and directories on desktop PCs, laptops and networks
with                synchronized and up-to-date with the click of a button.  Clean&Zip is a
Clean&Zip(R)        file management utility designed to clean up and organize stored data. It identifies duplicate and orphaned files spanned across multiple drives, and provides tools to remove or archive them into a standard compressed format.


CardWare(R)         CardWare enables PCs and other electronic devices to recognize, install,          November 1999
6.0                 configure and operate peripheral devices that comply with PCMCIA standards.  CardWare provides a number of benefits over traditional PC
                    Card software, including the efficient use of system memory, greater portability, ease of maintenance and a more modular design. CardWare can be tailored to an OEM's needs to work with the OEM's power management and plug and play specifications. CardWare is also available in a single user version. A software development kit is available for designers who wish to use our tools to help design their PC Card products. CardWare was designed to operate with Windows NT4.0, DOS & OS/2 solutions.

CheckIt 98          The CheckIt 98 Diagnostic Suite features the portable, self-booting               August 1998
Diagnostic          diagnostics of CheckIt for DOS, CheckIt 98 for Windows 95, FastMove! file
Suite(R)            transfer utility and Bigelow's PC Technician's Troubleshooting Pocket
                    Reference.  Professional technicians use this product to troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration, calibrate video components, benchmark PC performance and conduct burn-in and certification tests.  The CheckIt Diagnostic Suite also includes a Y2K hardware test and fix feature.

CheckIt             CheckIt NetOptimizer gives Internet users a safe way to fine-tune their           May 1998
NetOptimizer(R)     Internet connections through an automatic or manual tune-up selection.  In addition, NetOptimizer performs a complete set of diagnostic tests and corrects some common port and modem problems.  It includes a detailed troubleshooter's guide with suggestions on how to fix problems identified by the test.  In addition to the tests a complete list of details and specifications about the consumer's modem and the current driver in use is available at the touch of a button.  NetOptmimizer's benchmark utility provides the means for the Internet user to evaluate the current and past performance of their ISP connections.

CheckIt DOS         CheckIt for DOS provides diagnostics that run even when Windows is                August 1998
Portable            inoperable. Offering portability for technicians and advanced users, it
Diagnostics         provides detailed information that shows how a system's hardware, software and setup files are configured, and tests PC subsystems. Users can generate custom batch tests and configure individual test applets for burn-in and troubleshooting.

BIOS Upgrade        The BIOS is the control center of any PC or compatible. Without a properly        Current
Solutions           functioning one, the operating system will not run correctly, devices will not configure, and the system will fail. The Company's BIOS upgrades solutions (known as firmware), allow end-users to keep their systems current by enabling the latest technology, such as large drive support, increased RAM size, processor upgrades, etc. Once the BIOS upgrade is installed the operating system (Windows, Linux, etc) will then be able to manage new technology add-ons.

POSTcard            Postcard is a plug-in diagnostic card to aid MIS professionals and PC end-users alike to determine the causes of their system failures. It requires no operating system to run and works on any PC or compatible.

Millenium/Pro       Millenium/Pro is a plug-in hardware card that offers a cost-effective solution to bring older PCs into Year 2000 compliance. Plugged into any available ISA slot, the Millenium/Pro is a safe, effective and fast solution.

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

     The product planning and development process begins with research and analysis by both the marketing and development groups. The Company's products require varying degrees of development time, which frequently depends on the general complexity of the product. The typical length of research and development time ranges from six to eighteen months. Prior to release, each product undergoes careful quality assurance testing that involves usability testing with external evaluators and a technical review of each component of the final product and testing on various hardware platforms. The Company endeavors, with the assistance of personal computer hardware, software, and peripheral suppliers, to identify potential conflicts and other factors that could lead to problems with personal computers due to incompatibility with evolving technology. The Company then adapts its "core" technology to develop products, or enhances existing ones, designed to assist the user in resolving problems or adapting to new technological environments.

     The utility software business is part of a fast changing industry. The ability of the Company to grow or to achieve reliable sources of cash flow is dependent to a large extent on the ability of the Company to develop new products and new versions of existing products. Given the results of the last three years, and the competitive factors affecting the software industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing and developing products that can compete profitably in this industry. Furthermore, several of the products, currently under consideration, involve complicated diagnostic technologies which are significantly more complex than those previously encountered in the development of the Company's products. This may result in significant delays and greater expense than normally encountered by the Company in the development of its products.

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

     During 1999 and 1998, royalty expenses were approximately $517,000 and $117,000, respectively. The increase in royalty expense from 1998 to 1999 is attributable to one primary factor. The addition of royalties incurred from the sales of BIOS upgrades, on which the Company incurred a royalty rate of 10%. During 1999, the Company reached an agreement with Phoenix Technologies to substantially reduce the rates of royalty payments by buying down the royalty rate from 17% to 10%. Research and development expenses during 1999 and 1998 were approximately $1,572,000 and $1,722,000, respectively. The Company did not capitalize any software development costs in 1999 or 1998.

     Part of the Company's strategy is to develop products based on the Windows
98, Windows 95 and Windows 2000 operating systems.   Release of these products
immediately prior to or at the time of the release by Microsoft Corporation ("Microsoft") of Windows products depends on the Company's ability to gain pre-release access to, and to develop expertise in, current and future versions of Windows operating systems. In order to provide products compatible with future Windows releases, the Company depends on the cooperation of Microsoft.

DISTRIBUTION, SALES, AND MARKETING

     The Company markets its products domestically through software distributors for resale to the retail sales channel and through a direct inbound and outbound sales force. In 1999, Ingram Micro, Tech Data and Merisel were the main distributors used by the company. The loss of or reduction in orders from either of these distributors would have a material adverse effect on the Company's revenues and profitability. The Company depends upon the continued viability and financial stability of these resellers. The Company's resellers generally offer products of several different companies, including products that compete with those of the Company. Accordingly, there is a risk that these resellers may give higher priority to products of other suppliers and reduce their efforts to sell the Company's products. In addition, any special distribution arrangements and product pricing arrangements that the Company may implement in one or more distribution channels for strategic purposes could adversely affect gross profit margins for its products. The Company's operations are subject to substantial risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of sales to its customers, large shipments in anticipation of demand, which is subsequently unrealized, can lead to overstocking by the distributors and substantial product returns.

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

     The Company's primary marketing and sales efforts in 1999 were directed at increasing the demand for products at the retail sales level, and strengthening its relationship with the major computer retailers. A key component of this strategy includes using outside representatives to present the Company's products to store employees in such retail stores as Best Buy, CompUSA and Fry's. During 1999, the Company changed its outside representative firm in order to re-invigorate this effort. In addition, the Company engaged in a variety of merchandising promotions, such as end-caps, shelf-talkers, in-store posters, contests, and rebate coupons in order to increase sales. The Company has also improved its product packaging to better attract the attention of retail consumers. Licensed end-users of the Company's products include individual personal computer owners, government agencies, utilities, educational institutions, software development companies, corporate users and computer product manufacturers.

     The Company also uses online advertising (Internet), print media advertising, direct mail, attendance at industry trade shows such as Comdex, Retail Vision, and Retail Exchange, press releases and direct contacts through its marketing and sales force as other means of generating new sales. The Company participates in retail promotions to obtain sales and marketing advantages at the retail level by providing allowances to certain distributors, which are passed through to the retailer. These activities include end caps, in-store advertising, promotions, brochures, catalog advertising, and software detailing to increase the effectiveness of the sales activities.

     Internationally, the Company markets its products through distributors. In March 1999, the Company opened a sales office in Munich, Germany to handle European sales operations. In January 2000 the former European sales manager was appointed as an individual sales representative for TouchStone products overseas.

     The Company's sales force at March 30, 2000 consisted of one person handling the retail channel, who receives salary, commission, and incentive bonus compensation and two direct sales teams, of about 12 individuals each who also receive salary and commissions. The Company also utilizes outside consultants in its marketing efforts, including design and development of product packaging, advertisements, and promotional items.

DUPLICATION AND PACKAGING

     Third-party suppliers provide the Company's packaging material, manuals, and software duplication services. Management believes that relations with these suppliers are good and that alternative supply sources exist and, if necessary, can be engaged with minimal disruption of the Company's operations. The Company has attempted to mitigate the risk of any such disruption by maintaining certain levels of "safety stock" inventories and the limited use of "second source" vendors.

COMPETITION

     The utility software industry is intensely competitive. The increasing number of competitive products may adversely affect consumer demand for particular software products. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company's products, including Microsoft, IBM, Symantec, Network Associates, and others. Each of these firms has substantially greater financial, technical personnel and marketing resources than the Company. Moreover, there are no proprietary barriers to entry into the utilities market that could keep competitors from developing and selling products, which compete with those marketed by the Company. Increased competition may result in loss of shelf space and reduction in consumer demand or sell-through of the Company's products; any of these events which could have a material adverse effect on the Company's operating results.

     The Company faces increasing pricing pressures from competitors and, accordingly, competitive pressures may require the Company to reduce its prices. In addition, to the extent that Microsoft or other companies incorporate applications comparable or superior (either in perception or reality) to those offered by the Company into Windows 95, Windows 98, Windows 2000, or other products (or separately offer such products), sales of the Company's products could be materially adversely affected. As a result, the Company's Windows 95, Windows 98 or Windows 2000 based products could be rendered noncompetitive or obsolete.

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

EMPLOYEES

     On March 31, 2000, the Company had 43 full-time employees and two part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ACQUISITION OF UNICORE

     The Company acquired Unicore for an aggregate purchase price of approximately $4,410,000, with $1,205,000 of this sum paid in cash and $1,128,000 assumed in liabilities at the closing. As provided in the Agreement and Plan of Acquisition dated as of March 5, 1999 (the "Acquisition Agreement"), the $2,077,000 balance of the purchase price was paid immediately following the 1999 Annual Meeting of the Company's stockholders (the "1999 Annual Meeting") as described in more detail below. At the time of the acquisition, the Company pledged to and deposited the sum of $620,000 in cash in an interest-bearing account with Lawrence Savings Bank of Massachusetts, in order to obtain the release of Messrs. Narath and Raza from their personal guarantees of approximately $620,000 of indebtedness owed by Unicore to Lawrence Savings Bank that was incurred in connection with the purchase of Unicore from Phoenix/Award. The agreement regarding the purchase of Unicore from Phoenix/Award is attached hereto as Exhibit 10.8 hereto. The documents to secure the $620,000 loan and Lawrence Savings Bank's consent to TouchStone's acquisition of Unicore are attached hereto as Exhibits 10.9 and 10.10, respectively.

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

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     The Company had a five-year lease for approximately 15,700 square feet of office space in Huntington Beach, California that expired on March 31, 2000. As part of the relocation of all of the company's assets this facility was closed on March 31, 1999. The Company leases its Massachusetts office facilities under a five-year operating lease agreement expiring December 2000. The Company leases the office from a related party real estate trust, owned 100% by Pierre Narath, TouchStone's Chief Executive Officer. The lease contains a provision for a separate five-year renewal option at an annual rent expense of no greater than 50% of the rent, as defined in the agreement. Rental payments to the related real estate trust in 1999 were approximately $87,000. The Company leases its German office facilities under a five-year operating lease agreement expiring April 2004. The annual rent payments under this lease are currently $30,000. The company also leases approximately 1800 square feet at its Rancho Cucamonga, California location. This location operates as a direct sales and marketing facility. The annual rent payments under this lease are currently $19,000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

     In March 1999, the Company was served with a Complaint and Summons ("Complaint") filed against the Company by Otto Legerer and GSV Immobilien Ges.m.b.H. ("GSV"). Mr. Legerer had formerly served as the Company's Managing Director of European Operations. The Complaint alleged, among other items, breach of contract in regards to his termination and sought compensatory and certain other damages. This matter was settled in December 1999, in part through a settlement payment to Mr. Legerer and GSV Immobilien Ges m.b.H. in the amount of $300,000.

     In April 2000, the Company learned the existence of a Complaint ("Complaint") filed against the Company by former CEO and President, Lawrence Jordan. The Company, as of April 12, 2000, has yet to be served with an official complaint.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     During the quarter ended December 31, 1999 the Company did not submit any matter to a vote of security holders.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's Common Stock was traded on The Nasdaq National Market from May 19, 1995, until July 1999 under the symbol "TSSW." In July 1999, the NASDAQ Listing Qualification Panel (the "Panel") determined to delist the Company's shares from the NASDAQ National Market and noted the Company did not comply with the requirements for continued listing on the NASDAQ Small Cap Market. The Panel based its decision primarily on its lack of confidence in the Company's ability to achieve and maintain compliance with the minimum bid price requirement of Rule 4450(a)(5). The Panel also cited its concern that the Company would not maintain the level of net tangible assets required by Marketplace Rule 4450(a)(3). The Company's shares now trade on the OTC Bulletin Board. The high and low closing sale prices for a share of the Company's Common Stock set forth below for the periods indicated are as reported on the OTC Bulletin Board:

2000 - Quarter ended    Low   High
----------------------  ----  ----
March 31, 2000          0.72  3.25

1999 - Quarter ended
----------------------
December 31, 1999       0.38  1.16
September 30, 1999      0.41  1.06
June 30, 1999           0.94  1.75
March 31, 1999          0.69  1.56

1998 - Quarter ended
----------------------
December 31, 1998       0.56  1.25
September 30, 1998      0.88  2.06
June 30, 1998           1.50  4.19
March 31, 1998          1.69  4.00

     The stock markets have experienced extreme price and volume fluctuations during certain periods. This broad market volatility, and other factors, have affected the Company's stock price and may do so again in the future. Any shortfall in revenue or earnings from levels expected by securities analysts, along with the sale of the operating assets and change in core business could have an immediate and significant adverse effect on the trading price of the
Company's common stock in any given period.   Finally, because the Company
participates in a highly dynamic industry, there is often significant volatility of the Company's common stock price.

     As of December 31, 1999, there were approximately 3,059 holders of record of TouchStone's common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the caption "Business Risks" contained herein.

GENERAL

     During 1999, the Company experienced an increase in revenues and a decrease in operating losses. In part this was attributable to the Company acquiring Unicore. With this acquisition, the Company was able to increase its product line and its channels of distribution. Integral to this strategy was the combination of Unicore's direct sales experience with the Company's retail-oriented products and the combination of the Company's retail sales experience with Unicore's BIOS and Y2K products.

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

     In order for the Company to achieve satisfactory gross margins, the Company will need to introduce new products to offset declining margins associated with older products. Research and development expense consists primarily of salaries and related benefits paid to computer programmers to research and design new software and hardware products.

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

     The unaudited quarterly financial information of the Company has been restated for all prior periods in 1999 to reflect the effect of year-end audit adjustments. These adjustments relate primarily to the recording of intangible assets, goodwill, and deferred tax liability recorded in connection with the acquisition of Unicore. The selected information, as filed by the Company on Form 10-Q, is presented below. The selected information, as restated, reflects all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods presented.

AS FILED ON FORM 10-Q:                                Q1           Q2           Q3           Q4
    Net revenues                                 $ 1,335,198   $1,849,033   $1,569,204
    Provision for (benefit) from income taxes          1,267            -            -
    Net loss                                      (1,444,231)    (912,951)  (1,404,691)
    Net loss per share                                 (0.18)       (0.11)       (0.12)

PRO FORMA, AS ADJUSTED:
    Net revenues                                   1,295,598    1,849,033    1,569,204    2,025,520
    Provision for (benefit from) income taxes        (51,500)    (206,000)    (360,500)    (308,200)
    Net loss                                      (1,504,733)    (276,745)    (869,737)     325,108
    Net loss per share                                 (0.19)       (0.03)       (0.09)        0.03


     From 1996 through 1998, the Company spent considerable resources on the development, marketing, and sales of PC-cillin, a retail anti-virus product. In addition, sales of PC-cillin required a large commitment to customer technical support in relation to that required by the Company's other products. In the early part of 1998, sales of anti-virus products were negatively impacted by a strategy implemented by the Company's competitors to gain market share. The strategy involved giving customers a mail-in rebate equivalent to 100% of their purchase price. Because of this severe price erosion, the Company found it increasingly difficult to compete and revenues from PC-cillin dropped dramatically.

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

                                                      1999     1998
                                                     -------  -------
Revenues:
     Product sales                                     98.3%    97.8%
     Royalty income                                     1.7      2.2
                                                     ------   ------
     Total revenues                                   100.0    100.0
Cost of revenue                                        16.6     28.3
                                                     ------   ------
     Gross profit                                      83.4     71.7
Sales and marketing                                    34.5     49.2
General and administrative                             29.2     40.5
Research and development                               23.3     35.6
Amortization of goodwill and acquired intangibles      31.3        -
Merger, acquisiton and restructuring                   17.4     22.2
                                                     ------   ------
Loss from operations                                  (52.3)   (75.8)
Other income, net                                       4.2     11.8
                                                     ------   ------
Loss before taxes                                     (48.1)   (64.0)
Benefit from income taxes                              13.7        -
                                                     ------   ------
     Net loss                                         (34.4)%  (64.0)%
                                                     ======   ======

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     Revenues. Total product sales increased almost 40% from $4,729,000 in 1998 to $6,628,000 in 1999 due primarily to the added sales from the product line acquired through the acquisition of Unicore, the addition of a direct sales operation and new European sales.

     Gross Profit. Gross profit as a percentage of total revenues improved from 71.7% in 1998 to 83.4% in 1999 because of lower retail sales, which have a lower-gross margin, an increase in the sales of the Company's high-gross margin products, mainly the Unicore product line. Royalty expense increased from $117,000 in 1998 to $517,000 in 1999 due mainly on the royalties from the sales of BIOS and Millennium products and due to buying down the royalty rate from 17% to 10% in March of 1999.

     Sales and Marketing Expenses. Sales and marketing expense decreased approximately 2% from $2,381,000 in 1998 to $2,328,000 in 1999, primarily due to reduced marketing staff as part of the Company's restructuring efforts, lower advertising costs, and lower promotional costs. Because of these reductions, sales and marketing expenses also decreased as a percentage of total revenues from 49.2% in 1998 to 34.5% in 1999.

     General and Administrative Expenses. General and administrative expenses increased from $1,957,000, or 40.5% of revenues, in 1998 to $1,970,000 or 29.2%
of revenues, in 1999. The increase in general and administrative expense for 1999 was attributable to several factors. First, the Company spent more for executive and administrative management than in 1999. Second, the Company was forced to increase spending for legal and accounting matters, particularly with regard to the Unicore acquisition. Third, the Company wrote off bad debt of approximately $110,000 and increased the reserve against bad debts by $225,000.

     Research and Development Expenses. The decrease in research and development expense from $1,722,000 in 1998 to $1,572,000 in 1999 is attributable to decreased staff, outside consultants and overhead as part of the Company's restructuring efforts. Research and development expense decreased as a percentage of total revenues from 35.6% in 1998 to 23.3% in 1999.

     Amortization of Goodwill and Acquired Intangible Assets. Goodwill associated from the acquisition of Unicore is being amortized over three years. Purchased software related from the purchase price allocation of the Unicore products along with the purchase of Cardware are being amortized over their estimated useful lives of twelve to thirty months. During 1999, the company recorded $2,112,439 in amortization charges.

     Merger, Acquisition, and Restructuring Charges. Charges incurred during 1999 in connection with the Unicore acquisition and included in merger, acquisition and restructuring charges included $52,000 in asset write-offs, $229,000 in facilities abandonment costs, and $114,000 in employee relocation costs and severance benefits. Included in 1999 merger, acquisition and restructuring charges are costs associated with the winding down of the TouchStone Europe, Ltd. operations including the termination of its managing director. In December 1999, the Company entered into a settlement agreement and mutual general release with the managing director providing for a dismissal of certain lawsuits and the Company's payment to the managing director for $300,000. In addition, certain trade and employee receivables of approximately $86,000 were written off and legal expenses and related costs associated with the lawsuits and settlement agreement totaled approximately $394,000

Other Income. Other income decreased from approximately $570,000 in 1998 to approximately $281,000 in 1999, as interest-bearing investments decreased.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

     Revenues. Total product sales decreased almost 40% from $7,637,000 in 1997 to $4,729,000 in 1998 due to a number of factors. First, the overall utility market experienced a slowdown in sales in the first half of 1998, as consumers postponed purchases while waiting for the release of Windows 98. Second, the Company, as part of an overall restructuring of its operations, decided to discontinue selling the PC-cillin anti-virus product, which represented approximately 60% of sales in 1997. PC-cillin sales decreased from $4,787,000 in 1997 to $1,202,000 in 1998. Royalty income decreased from $279,000 in 1997 to $107,000 in 1998 as the product mix changed from royalty-based sales to direct sales

     The Company determined that certain reserves, primarily related to rebates and price protection, for recent sales activities and inventory in the channel, were no longer required to be at their previous levels. Consequently during the fourth quarter, the Company reduced reserves by approximately $750,000.

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

     Restructuring Costs. During 1998 the Company experienced a significant decline in its retail products business. This decline in revenues caused the Company to experience significant operating losses during its fiscal second and third quarters. As part of its strategy to curtail these losses, the Company restructured its operations. The restructuring consisted primarily of a reduction in the Company's workforce from approximately 50 to 12. The reduction in headcount resulted in a charge for severance payments. In addition, the Company took a charge for the write-off of certain fixed assets and leasehold improvements. The restructuring also included the resignation of Larry Jordan as Chief Executive Officer. Ken Forbes succeeded Mr. Jordan in August 1998. Mr. Forbes embarked on a business strategy involving the Internet, which was a drastic change from the Company's recent business strategy. At the end of 1998, the Company's Board of Directors elected to discontinue the Internet strategy and Mr. Forbes resigned from the Company. Much of the Company's restructuring costs related to severance packages for Messrs. Jordan and Forbes. Total restructuring costs of $1,075,000 included approximately $837,000 related to severance expense for termination of approximately 35 employees, $182,000 related to the write-down of property and equipment, and $56,000 related to the accrual of lease expenses on vacated facilities. Severance expenses include salaries and benefits related to all employees terminated as a result of the acquisition and cost reduction efforts. The Company wrote down its inventories to their salvage value of the assets. In addition, the Company wrote down its facilities expense to the net realizable value. These write-downs are attributable to the Company's intention to dispose of the assets based on its decision to relocate its facilities and its decision to reduce headcount.

     Other Income. Other income decreased from approximately $685,000 in 1997 to approximately $570,000 in 1998, as interest-bearing investments decreased.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1999, the Company used cash resources of
$1,969,000 for operating activities.   The Company received proceeds from the
exercise of stock options aggregating $20,000. The Company also had net investment sales of $5,468,000.

     The Company's cash and cash equivalents, restricted cash, and investments totaled $4,543,000 at December 31, 1999. Working capital decreased from $5,644,000 at December 31, 1998 to $3,743,000 at December 31, 1999. Cash and
cash equivalents increased from $825,000 at December 31, 1998 to $2,158,000 at December 31, 1999. The decrease in working capital and increase in cash and cash equivalents was due primarily to decreased holdings of short-term investments.

     In September 1997, the Company negotiated a bank line of credit, which allows for borrowings up to $500,000. The Company renewed the line of credit in September 1998, which expired in September 1999. The company elected not to renew this line of credit in September 1999. In November 1998 Unicore negotiated a bank line of credit, which provides for borrowings up to $100,000 and bears interest at 2% over the cash collateral certificate of deposit rate (6.51% at December 31, 1999). The line of credit, which expires in November 2000, is secured by a $100,000 certificate of deposit, held at the bank, which has been classified as restricted cash at December 31, 1999. There were no borrowings outstanding under this line of credit at December 31, 1999.

     Management believes that the Company's existing cash and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through December 31, 2000. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, and expand the direct sales force for corporate customers. The execution of such plans may include strategic acquisitions of, or investments in, businesses, products or technologies.

SUBSEQUENT EVENTS

     In January 2000, the Company formed a new wholly owned subsidiary eSupport.com, Inc., a New Hampshire corporation ("e.Support.com"), which currently conducts the day to day operations formerly conducted by the Company. Pursuant to its' articles of incorporation, eSupport.com is authorized to issue 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. eSupport.com was capitalized through the issuance of 5,000,000 shares of its common stock to the Company.

     In January 2000, TSC Investments, LLC, a New Hampshire limited liability company, ("TSC") was formed to engage in the business of making investments. Under its Operating Agreement, TSC's sole member was TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of the LLC. In a subsequent amendment to the operating agreement, Pierre Narath was designated as the manager of TSC Investment, LLC. The operating agreement was amended in its entirety on March 29, 2000. Under the amended operating agreement, TouchStone Investments, Inc. holds 80 membership units, Pierre A. Narath, the Chief Executive Officer of TouchStone Software Corporation holds
17.5 units and Jason Raza, a Vice President of TouchStone Software Corporation holds 2.5 units.

     TouchStone Investments, Inc. a New Hampshire corporation was formed during January 2000 for the principal purpose of engaging in the business of making investments and serving as a member of TSC. Under its articles of incorporation, TouchStone Investments, Inc., is authorized to issue 100,000 shares of common stock, par value $.01 per share, no other classes of stock have been authorized. TouchStone Investments, Inc. was capitalized through the issuance of 10,000 shares of its common stock to TouchStone Software Corporation.

     On March 3, 2000 the Company entered into an amended license agreement with Compaq Computer ("Compaq") that grants an unlimited paid up license for CardWare 5.x and 6.x for as long as Compaq supports CardWare for NT 4.0.

     Effective March 6, 2000, the Company entered into a non-binding letter of intent to sell its wholly-owned subsidiary eSupport.com, Inc., along with certain other assets of the Company and its wholly-owned subsidiary, Unicore Software, Inc. to Phoenix Technologies, Ltd. (Phoenix). Phoenix proposes to acquire all of TouchStone's and the Subsidiaries' respective assets related to the development and licensing of personal computer ("PC") software utility packages, system level software packages (including BIOS Software), hardware diagnostic software, internet access optimization software, internet diagnostic and online software and PC to PC file transfer software (the "Business"). Additionally, Phoenix will receive approximately (subject to adjustment) the equivalent of approximately $3,300,000 of TouchStone Software Corporation's convertible preferred securities. In addition to assuming the liabilities associated with business, Phoenix offered to pay TouchStone $4,500,000 in cash and the equivalent of $4,500,000 in Phoenix common shares. The Company and Phoenix are continuing to negotiate the terms and conditions of a binding agreement.

     In March 2000, TouchStone Software Corporation announced a board resolution to change its name to TouchStone Capital Group.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
TouchStone Software Corporation:


We have audited the accompanying consolidated balance sheet of TouchStone Software Corporation and subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of TouchStone Software Corporation and subsidiary (the Company) as of December 31, 1998, were audited by other auditors whose report dated March 9, 1999, express an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Vitale, Caturano and Company, P.C.

Boston, Massachusetts
March 15, 2000, Except for Note 14,
as to which the date is March 30, 2000

INDEPENDENT AUDITORS' REPORT



The Board of Directors
TouchStone Software Corporation


We have audited the consolidated balance sheet of TouchStone Software Corporation and subsidiary (the Company) as of December 31, 1998, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 9, 1999

                        TouchStone Software Corporation
                          Consolidated Balance Sheets
                           December 31, 1999 and 1998

                                                                                      1999                      1998
                                                                                -----------------        -------------------
ASSETS
------
Current assets:
  Cash and cash equivalents                                                         $  2,157,904               $    825,255
  Restricted cash                                                                        720,000                    500,000
  Investments, marketable securities                                                     857,906                  5,897,469
  Accounts receivable, net                                                               963,636                  1,193,528
  Inventories, net                                                                       199,201                    185,287
  Note receivable                                                                        250,000                          -
  Deferred tax asset                                                                     412,000                          -
  Prepaid expenses and other current assets                                              221,606                    166,987
                                                                              ------------------       --------------------
      Total current assets                                                             5,782,253                  8,768,526

Investments, marketable securities                                                        69,363                  1,364,797
Investments, other                                                                       738,000                          -
Property and equipment, net                                                              132,233                    134,888
Goodwill and other intangible assets, net                                              3,067,342                          -
Other assets                                                                              64,274                     58,458
                                                                              ------------------       --------------------
                                                                                    $  9,853,465               $ 10,326,669
                                                                              ==================       ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current maturities of long-term debt                                              $     89,286               $          -
  Accounts payable                                                                       383,649                    631,646
  Accrued payroll and related expenses                                                   411,969                    152,336
  Deferred revenues                                                                      325,757                  1,243,034
  Other accrued liabilities                                                              828,447                  1,097,541
                                                                              ------------------       --------------------
      Total current liabilities                                                        2,039,108                  3,124,557

Long-term debt, net of current maturities                                                438,905                          -
Deferred tax liability                                                                   535,600                          -
Other liabilities                                                                              -                    189,893
                                                                              ------------------       --------------------
      Total liabilities                                                                3,013,613                  3,314,450
                                                                              ------------------       --------------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares
    authorized, none issued or outstanding
  Common stock, $.001 par value, 20,000,000
    shares authorized; issued and outstanding,
    11,346,060 (1999)
    7,963,060 (1998)                                                                      11,346                      7,963
  Additional paid-in capital                                                          20,952,873                 18,754,516
  Deferred compensation                                                                  (48,000)                         -
  Accumulated deficit                                                                (14,076,367)               (11,750,260)
                                                                              ------------------       --------------------
      Total shareholders' equity                                                       6,839,852                  7,012,219
                                                                              ------------------       --------------------
                                                                                    $  9,853,465               $ 10,326,669
                                                                              ==================       ====================

          See accompanying notes to consolidated financial statements.

                        TouchStone Software Corporation
                     Consolidated Statements of Operations
                     Years ended December 31, 1999 and 1998

                                                                                      1999                    1998
                                                                                ----------------        ----------------
Revenues:
  Product sales                                                                     $ 6,627,911             $ 4,729,240
  Royalty income                                                                        111,444                 106,583
                                                                              -----------------       -----------------
    Total revenues                                                                    6,739,355               4,835,823
Cost of revenues                                                                      1,116,767               1,367,196
                                                                              -----------------       -----------------
    Gross profit                                                                      5,622,588               3,468,627
                                                                              -----------------       -----------------

Operating expenses:
  Sales and marketing                                                                 2,327,518               2,380,787
  General and administrative                                                          1,969,555               1,956,603
  Research and development                                                            1,571,520               1,721,716
  Amortization of goodwill and
     acquired intangible assets                                                       2,112,439                       -
  Merger, acquisition and
     restructuring charges                                                            1,174,730               1,075,253
                                                                              -----------------       -----------------
    Total operating expenses                                                          9,155,762               7,134,359
                                                                              -----------------       -----------------
Loss from operations                                                                 (3,533,174)             (3,665,732)

Other income, net                                                                       280,867                 569,616
                                                                              -----------------       -----------------
Loss before provision for (benefit from)
  income taxes                                                                       (3,252,307)             (3,096,116)
Provision for (benefit from) income taxes                                              (926,200)                    800
                                                                              -----------------       -----------------
Net loss                                                                            $(2,326,107)            $(3,096,916)
                                                                              =================       =================

Loss per share, basic and diluted                                                        $(0.25)                 $(0.39)
                                                                              =================       =================

Weighted average shares outstanding, basic and diluted
                                                                                      9,239,852               7,930,000
                                                                              =================       =================



          See accompanying notes to consolidated financial statements.

                        TouchStone Software Corporation
                Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 1999 and 1998


                                                                                                                    Total
                                                 Common stock         Additional                                   share-
                                                 ------------           Paid-in      Deferred      Accumulated     holders'
                                               Shares       Amount      capital    Compensation      deficit        equity
                                            ------------  ----------  -----------  -------------  -------------  ------------

Balances at
  January 1, 1998                              7,883,085     $ 7,883  $18,673,682      $      -   $ (8,653,344)  $10,028,221

Stock options exercised                           79,975          80       70,663             -              -        70,743

Stock options issued for
  consulting services                                  -           -       10,171             -              -        10,171

Net loss                                               -           -            -             -     (3,096,916)   (3,096,916)
                                            ------------  ----------  -----------  ------------   ------------   -----------

Balances at
  December 31, 1998                            7,963,060       7,963   18,754,516             -    (11,750,260)    7,012,219

Stock options exercised                           33,000          33       19,707             -              -        19,740

Stock issued for business
  acquisition                                  3,350,000       3,350    2,073,650             -              -     2,077,000

Stock options issued for
  consulting services                                  -           -      105,000       (48,000)             -        57,000

Net loss                                               -           -            -             -     (2,326,107)   (2,326,107)
                                            ------------  ----------  -----------  ------------   ------------   -----------

Balances at
  December 31, 1999                           11,346,060     $11,346  $20,952,873      $(48,000)  $(14,076,367)  $ 6,839,852
                                            ============  ==========  ===========  ============   ============   ===========




          See accompanying notes to consolidated financial statements.

                        TouchStone Software Corporation
                     Consolidated Statements of Cash Flows
                     Years ended December 31, 1999 and 1998

                                                                                     1999                    1998
                                                                               ----------------        ----------------
Cash flows from operating activities:
 Net loss                                                                          $(2,326,107)           $ (3,096,916)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                                                         79,460                 180,876
   Amortization of intangibles                                                       2,112,439                       -
   Stock options issued for consulting services                                         57,000                  10,171
   Deferred taxes                                                                     (927,000)                      -
   Provision for doubtful accounts                                                     293,085                 350,409
   Provision for obsolete inventories                                                        -                  79,794
   Write-off of property and equipment                                                  52,160                 183,881
   Realized gains on investments                                                       (91,261)                      -
   Change in deferred lease obligation                                                (115,393)                 59,101
   Changes in assets and liabilities, net of effect of acquisition:
     Accounts receivable                                                               502,496               1,143,341
     Inventories                                                                        77,989                  18,060
     Prepaid expenses and other current assets                                         (54,619)                 96,215
     Other assets                                                                       (5,816)                (27,287)
     Accounts payable                                                                 (416,635)                 (1,902)
     Deferred revenue                                                                 (917,277)             (1,160,763)
     Accrued liabilities                                                              (289,922)               (889,444)
                                                                             -----------------       -----------------
      Net cash used in operating activities                                         (1,969,401)             (3,054,464)
                                                                             -----------------       -----------------

Cash flows from investing activities:
 Purchases of investments                                                           (3,541,998)            (41,036,995)
 Proceeds from sales and maturities of investments                                   9,010,256              43,491,722
 Advances on notes receivable                                                         (250,000)                      -
 Purchase of property and equipment                                                    (51,312)                (83,668)
 Proceeds from sale of property and equipment                                                -                   4,056
 Purchase of software for resale                                                      (950,000)                      -
 Net cash used in business acquisition                                                (860,236)                      -
                                                                             -----------------       -----------------
      Net cash provided by investing activities                                      3,356,710               2,375,115
                                                                             -----------------       -----------------

Cash flows from financing activities:
 Payments on long-term debt                                                            (74,400)                      -
 Proceeds from exercise of stock options                                                19,740                  70,743
                                                                             -----------------       -----------------
      Net cash provided by (used in) financing activities                              (54,660)                 70,743
                                                                             -----------------       -----------------

Net increase (decrease) in cash and cash equivalents                                 1,332,649                (608,606)
Cash and cash equivalents, beginning of year                                           825,255               1,433,861
                                                                             -----------------       -----------------
Cash and cash equivalents, end of year                                             $ 2,157,904            $    825,255
                                                                             =================       =================


          See accompanying notes to consolidated financial statements.

                        TouchStone Software Corporation
               Consolidated Statements of Cash Flows (continued)
                     Years ended December 31, 1999 and 1998

Supplemental cash flow information:
Interest paid                                                                       $   32,377                       $923
                                                                             =================      =====================
Income taxes paid                                                                   $      800                       $800
                                                                             =================      =====================
Noncash financing and investing activities:
 Common stock issued in business acquisition                                        $2,077,000                       $  -
                                                                             -----------------      ---------------------
Assets and liabilities recognized upon business acquisition:
 Accounts receivables                                                                  565,689                          -
 Inventories                                                                            91,903                          -
 Property and equipment                                                                 77,653                          -
 Goodwill and other intangible assets                                                4,229,781                          -
 Accounts payable and accrued liabilities                                              374,599                          -
 Deferred tax liability                                                              1,050,600                          -
 Long-term debt                                                                        602,591                          -



          See accompanying notes to consolidated financial statements.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. TouchStone Software Corporation ("TouchStone" or the "Company") designs, develops, markets, and supports a line of computer problem-solving utility software and supporting products which simplify personal computer installation, support, and maintenance. TouchStone operates from two locations in the United States and from a branch in Germany. The Company markets its products, domestically and internationally through software distributors, for resale through the retail channel, as well as, directly to original equipment manufacturers and end users, primarily located in the United States. Ongoing customer evaluations are performed with respect to the Company's receivables, and collateral is generally not required.

     Basis of Presentation. The 1999 consolidated financial statements of the Company include the financial statements of the Company's two wholly owned subsidiaries, Unicore Software, Inc. and TouchStone Europe, Ltd. The 1998 consolidated financial statements of the Company include the financial statements of the Company's wholly owned subsidiary, TouchStone Europe Ltd. All intercompany transactions and balances have been eliminated.

     Cash and Cash Equivalents. The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

     Investments. The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. Under SFAS 115, marketable security investments classified as available for sale are carried at fair value, with unrealized holding gains and losses, reported as a separate component of shareholders' equity. The Company's marketable investment securities consists of a portfolio of certificates of deposits, commercial paper, corporate bonds and government notes. The Company accounts for nonmarketable investments using the cost method. Realized gains and losses from the sale of investments are determined on a specific identification basis.

     Accounts Receivable. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 1999 and 1998, the allowance for doubtful accounts was $225,000 and $0, respectively.

     Inventories. Inventories are stated at the lower of first-in, first-out cost, or market, and consist mainly of finished goods, media, and packaging supplies.

     Property and Equipment. Property and equipment is stated at cost and depreciated using the straight-line method based on the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

     Goodwill. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited of three years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life or impact the recoverability of the goodwill. If such changes occur, the Company would use an estimate of the undiscounted future operating cash flows to determine the recoverability of the goodwill. At December 31, 1999, the balance of goodwill, net of accumulated amortization was $1,213,175.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Intangible Assets. Intangible assets consist of developed technology purchased by the Company in its business acquisition and software acquired from third parties. At the date of acquisition, the Company evaluates the components of the purchase price of each acquisition and assesses the net realizable value of the acquired technology. In assessing net realizable value, the Company relies on several factors including historical results, projections, product cycles, customer relationships, consumer buying patterns, and other financial and nonfinancial data. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized on a straight-line basis over their estimated useful life of twelve to thirty months. At December 31, 1999, the balance of intangible assets, net of accumulated amortization was $1,854,167.

     Long-Lived Assets. The Company evaluates long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 1999 and 1998, the Company evaluated its property and equipment and recorded $52,000 and $182,000, respectively, of write-down in property and equipment to be disposed and $229,000 and $56,000, respectively, of accrual of lease expense on vacated facilities as part of merger, acquisition and restructuring charges.

     Revenue Recognition.   Product sales are recorded at the time products are
shipped, but the Company records a reserve for product returns at each period-end which covers 100% of inventory in the retail channel. The reserves for such inventory are classified as deferred revenue on the Company's balance sheet.
The Company's operations are subject to substantial and unpredictable risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand which is subsequently unrealized, can lead to overstocking by the distributors and substantial product returns. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. The Company accrues for such rebates when such price declines are known or become anticipated.

     Translation of Foreign Currencies. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS 52), the assets and liabilities of the Company's foreign operations are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. Under SFAS 52, resulting translation adjustments are reflected as a separate component of shareholders' equity. The functional currency of the Company's German branch is the German Deutsche Mark, while the functional currency of the Company's European subsidiary is the U.S. dollar. Transaction gains and losses were not significant in 1999 and 1998 and have been included in results of operations.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Research and Development. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), until the product is available for sale. During 1999 and 1998, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

     Merger, Acquisition, and Restructuring Charges. The primary components of the Company's merger, acquisition and restructuring charges include severance for terminated employees, the write-down of property and equipment, the write-down of facilities expense, legal expenses and costs associated with a lawsuit settlement. Severance expenses include salaries and benefits related to all employees terminated as a result of the acquisition and cost reduction efforts. The Company wrote down its property and equipment to the salvage value of the assets. In addition, the Company accrued lease expenses related to facilities it vacated. These expenses are attributable to the Company's intention to dispose of the assets based on its decision to relocate its facilities and its decision to reduce its workforce.

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was approximately $247,000 and $735,000 for the years ended December 31, 1999 and 1998, respectively.

     Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109), which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

     Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements using the intrinsic value method of accounting prescribed in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company provides proforma disclosures of net income (loss) and income (loss) per share as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on the fair value method of accounting. For options or other stock-based compensation issued to nonemployees, the Company recognizes compensation expense under the fair value method.

     Earnings per Share. Pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" EPS, replacing "Primary" and "Fully diluted" EPS formerly under Accounting Principals Board ("APB") Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. Common stock equivalents consisted of outstanding stock options and warrants for the years ended December 31, 1999 and 1998, but have not been included in the calculation of diluted EPS as their effect would have been antidilutive on both periods. At December 31, 1999 and 1998, the number of outstanding stock options and warrants were 1,525,383 and 1,834,808, respectively.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments. The recorded amounts of financial instruments, including cash equivalents, investments, accounts and notes receivable, accounts payable, accrued liabilities and deferred revenues, approximate their fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt approximates its carry value.

     Use of Estimates. The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods then ended. Actual results could differ from management's estimates.

     Segment Reporting. In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", (SFAS 131). SFAS 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. Under the new standard, the Company is required to use the management approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's segments. The adoption of SFAS 131 had no impact on the Company's net loss, balance sheet, or shareholders' equity. The accounting policies of the segments are the same as those described elsewhere in Note 1.

     Comprehensive Income. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. For the years ended December 31, 1999 and 1998, there was no differences between the Company's comprehensive loss and the net loss reported on the statement of operations.

     Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company currently expects to adopt SFAS 133, as amended by SFAS 137, for the year ending December 31, 2001. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS 133 because the Company currently does not hold derivative instruments.

     Reclassifications. Certain items previously reported in specific financial captions have been reclassified to conform with the 1999 presentation.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

2.   INVESTMENTS

     Investments, Marketable Securities. Current investments consist of the following marketable securities, which are classified as available-for-sale at December 31, 1999 and as held to maturity at December 31, 1998:

                                                                     1999                 1998
                                                                 -------------        -------------
Cost of Investments:
 Certificates of deposit                                              $ 97,000           $1,639,002
 Commercial paper                                                            -            1,678,557
 Corporate bonds                                                       260,906            1,084,917
 Government notes                                                      500,000            1,494,993
                                                               ---------------      ---------------
                                                                      $857,906           $5,897,469
                                                               ===============      ===============
Fair Market Value of Investments:
 Certificates of deposit                                              $ 97,000           $1,638,590
 Commercial paper                                                            -            1,691,653
 Corporate bonds                                                       260,906            1,086,086
 Government notes                                                      500,000            1,509,158
                                                               ---------------      ---------------
                                                                      $857,906           $5,925,487
                                                               ===============      ===============

     At December 31, 1999, the cost of the current investments classified as available-for-sale approximates fair market value. Accordingly, no unrealized gains or losses have been reported as a separate component of shareholders' equity.

     Non-current investments consist of the following marketable securities, which are classified as held-to-maturity at December 31, 1999 and 1998:

                                                                       1999                  1998
                                                                 ----------------        -------------
Cost of Investments:
 Certificates of deposit                                                 $      -           $  291,000
 Government notes                                                               -              999,297
 Other                                                                     69,363               74,500
                                                               ------------------      ---------------
                                                                         $ 69,363           $1,364,797
                                                               ==================      ===============

Fair Market Value of Investments:
 Certificates of deposit                                                 $      -           $  290,243
 Government notes                                                               -            1,015,119
 Other                                                                    111,825              111,847
                                                               ------------------      ---------------
                                                                         $111,825           $1,417,209
                                                               ==================      ===============

     Investments, other. Investments at December 31, 1999, include equity instruments of privately held internet companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each investee. The Company's carrying value of these investments approximates fair value at December 31, 1999. For non-marketable investments, the Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value.

     Included in investments, other at December 31, 1999 is a $663,000 investment in 260,000 shares of Series A convertible preferred stock of PartsBase.com, a provider of Internet business-to-business e-commerce services for the aviation industry. In March 2000, PartsBase.com filed an initial public offering and is currently traded on the NASDAQ exchange.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

2.   INVESTMENTS (CONTINUED)

     As part of a bridge financing agreement, in which the Company made a $250,000 loan, the Company received 100,000 warrants to purchase the common stock of Entertainment Boulevard, Inc. The Company has placed a $75,000 value on the warrants, which is included in investments, other at December 31, 1999. Entertainment Boulevard, Inc. owns Vidnet, which is a provider of streaming entertainment related media on the Internet, as well as a comprehensive media encoding service provider. Entertainment Boulevard currently trades on the OTC Bulletin Board.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                                      1999                  1998
                                                                 --------------        --------------

Office equipment and furniture                                       $ 250,412             $ 389,209
Leasehold improvements                                                  21,704                17,519
                                                               ---------------       ---------------
                                                                       272,116               406,728
Less - accumulated depreciation                                       (139,883)             (271,840)
                                                               ---------------       ---------------
                                                                     $ 132,233             $ 134,888
                                                               ===============       ===============

     Depreciation expense for the years ended December 31, 1999 and 1998 was $79,460 and $180,875, respectively.

4.   LINE OF CREDIT

     The Company has a bank line of credit, which provides for borrowings up to $100,000 and bears interest at 2% over the cash collateral certificate of deposit rate (6.51% at December 31, 1999). The line of credit, which expires in November 2000, is secured by a $100,000 certificate of deposit, held at the bank, which has been classified as restricted cash at December 31, 1999. There were no borrowings outstanding under this line of credit at December 31, 1999.

5.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1999:

     Installment note payable - bank, due in 84 monthly principal installments of $7,440, plus interest at 2% over the bank's cash collateral certificate of deposit rate, (6.51% at December 31, 1999), final installment due December
      2005, secured by a $620,000 certificate of deposit, held at the bank, which has been classified as restricted cash
      at December 31, 1999.                                                                                                 $528,191

     Less - current maturities                                                                                                89,286
                                                                                                                            --------

     Long-term debt, net of current maturities                                                                              $438,905
                                                                                                                            ========

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

5.  LONG-TERM DEBT (CONTINUED)

     Principal maturities of long-term debt as of December 31, 1999, are as follows:

       Years Ended
       December 31,
--------------------------

          2000                 $89,286
          2001                  89,286
          2002                  89,286
          2003                  89,286
          2004                  89,286
          2005                  81,761
                               -------
                              $528,191
                              ========

     Interest expense incurred in 1999 and 1998 was approximately $32,000 and $1,000, respectively.

6.   SHAREHOLDERS' EQUITY

     Stock Option Plans. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire ten years from the date of grant. Options granted after 1995 vest over four years and expire ten years from date of grant. At December 31, 1999, options for 558,825 shares were available for future grants under the plans.

     All options granted under these plans were granted at fair market value at date of issuance. A summary of the status of the Company's stock option plans and stock warrants as of December 31, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                                            1999                                  1998
                                                -----------------------------        ------------------------------
                                                                  Weighted                              Weighted
                                                                   Average                               Average
                                                                  Exercise                              Exercise
                                                    Shares          Price                Shares           Price
                                                --------------  -------------        ---------------  -------------

Options and warrants outstanding,
beginning of year                                   1,834,808           $3.57             1,907,518           $3.68

Granted                                               453,000           $0.58               684,700           $0.97
Exercised                                             (33,000)          $0.60               (79,975)          $0.88
Canceled                                             (729,425)          $0.99              (677,435)          $1.55
                                                    ---------                             ---------
Options and warrants outstanding,
end of year                                         1,525,383           $3.98             1,834,808           $3.57
                                                    =========                             =========
Options and warrants exercisable at
year-end                                            1,094,796           $5.24               978,802           $5.72
                                                    =========                             =========

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

6.  SHAREHOLDERS' EQUITY (CONTINUED)

     The following table summarizes other information about stock options outstanding at December 31, 1999:

                               Number        Weighted Average      Weighted Average       Number         Weighted Average
 Range of Exercise Price    Outstanding          Remaining            Exercise          Exercisable           Exercise
                              12/31/99       Contractual Life          Price             12/31/99               Price
-----------------------------------------------------------------------------------------------------------------------------
$0.22-$1.00                    867,183             6.3                 $ 0.52              511,683             $ 0.46

$1.44-$3.56                    428,200             3.1                 $ 1.53              353,113             $ 1.52

$21.60                         230,000             0.7                 $21.60              230,000             $21.60
                             ---------                                                   ---------
                             1,525,383             4.5                 $ 3.98            1,094,796             $ 5.24
                             =========                                                   =========

     As discussed in Note 1, the Company accounts for its stock-based employee compensation arrangements using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based compensation to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option compensation arrangements. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated
values.   If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

                                                       1999          1998
                                                   ------------  ------------
Net loss:                            As reported   $(2,326,107)  $(3,096,916)
                                       Pro forma   $(2,427,024)  $(3,316,334)

Basic and diluted loss per share:    As reported   $     (0.25)        (0.39)
                                       Pro forma   $     (0.26)        (0.42)

     The fair value of options granted under the Company's stock option plans during 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 127% in 1999 and 88% in 1998, risk-free interest rate of 6.00% in 1999 and 5.00% in 1998, and expected lives of 3 years in 1999 and 4 years in 1998. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The computed weighted average fair values for options awards in 1999 and 1998 were $0.46 and $0.66 per share, respectively.

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

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

6.  SHAREHOLDERS' EQUITY (CONTINUED)

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

     The NASDAQ Listing Qualification Panel delisted the Company's shares from the NASDAQ National Market on July 9, 1999. The decision was based on the Company's inability to achieve and maintain compliance with the $1.00 minimum bid price requirement and to maintain the level of net tangible assets required by Marketplace Rule 4450(a)(5) and Marketplace Rule 4450(a)(3), respectively. The Company's shares now trade on the OTC Bulletin Board.

7.  MERGER, ACQUISITION AND RESTRUCTURING

     1999. Effective as of the close of business on March 8, 1999, TouchStone Software Corporation (the "Company") acquired all of the issued and outstanding capital stock of Unicore Software, Inc., a Massachusetts corporation ("Unicore"). At the time of the acquisition, Unicore was privately owned by Pierre A. Narath, the Company's President and Chief Executive Officer and a member of the Company's Board of Directors, and Jason K. Raza, who became a Vice President of the Company in connection with the acquisition.

     Pursuant to the terms and conditions of a definitive Agreement and Plan of Acquisition ("Acquisition Agreement"), the acquisition of Unicore was accomplished through the merger of Unicore with and into a newly formed and wholly owned subsidiary of the Company. Immediately prior to the acquisition, the Company contributed all of the assets, products and operations of its personal computer diagnostic software business to this newly formed corporation. As a consequence, since the closing of the Unicore acquisition, the Company has served as a holding company with a single, wholly-owned subsidiary that currently conducts the business and activities that previously were separately conducted by both the Company and Unicore.

     At the closing of the acquisition of Unicore by the Company, the former shareholders of Unicore, Messrs. Narath and Raza, received an aggregate of $1,205,000 in cash. The balance of the purchase price was paid through the issuance of an aggregate of 3,350,000 shares of the Company's common stock immediately following shareholder approval of the issuance of these shares at the 1999 Annual Meeting of the Company's shareholders, held on July 30, 1999 in Andover, Massachusetts.

     The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. Results of operations for Unicore have been included with those of the Company for periods subsequent to the date of acquisition.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

7.  MERGER, ACQUISITION AND RESTRUCTURING (CONTINUED)

     The purchase price, including costs incurred in connection with the acquisition of Unicore, was allocated as follows:

       Current assets, including cash acquired    $ 1,153,261
       Property and equipment                          77,653
       Developed technology                         2,550,000
       Goodwill                                     1,679,781
       Liabilities assumed                         (2,027,790)
                                                  -----------
                                                  $ 3,432,905
                                                  ===========

     Charges incurred during 1999 in connection with the Unicore acquisition and included in merger, acquisition and restructuring charges included $52,000 in asset write-offs, $229,000 in facilities abandonment costs, and $114,000 in employee relocation costs and severance benefits.

     Included in 1999 merger, acquisition and restructuring charges are costs associated with the winding down of the TouchStone Europe, Ltd. operations including the termination of its managing director. In December 1999, the Company entered into a settlement agreement and mutual general release with the managing director providing for a dismissal of certain lawsuits and the Company's payment to the managing director of $300,000. In addition, certain trade and employee receivables of approximately $86,000 were written off and legal expenses and related costs associated with the lawsuits and settlement agreement totaled approximately $394,000.

     1998. During 1998 the Company experienced a significant decline in its retail products business. This decline in revenues caused the Company to experience significant operating losses during its fiscal 1998 second and third quarters. As part of its strategy to curtail these losses, the Company restructured its operations. The restructuring consisted primarily of a reduction in the Company's workforce from approximately 50 to 12. The reduction in workforce resulted in a charge for severance payments. In addition, the Company took a charge for the write-off of certain property and equipment and leasehold improvements. The restructuring also included the resignation of Larry Jordan as Chief Executive Officer. Ken Forbes succeeded Mr. Jordan in August 1998. Mr. Forbes embarked on a business strategy involving the Internet, which was a drastic change from the Company's recent business strategy. At the end of 1998, the Company's Board of Directors elected to discontinue the Internet strategy and Mr. Forbes resigned from the Company. Much of the Company's restructuring costs related to severance packages for Messrs. Jordan and Forbes. Total restructuring costs of $1,075,000 included approximately $837,000 related to severance expense for termination of approximately 35 employees, $182,000 related to the write-down of property and equipment, and $56,000 related to the accrual of lease expenses on vacated facilities. Severance expenses include salaries and benefits related to all employees terminated as a result of the cost reduction efforts. The Company wrote down its inventories to their salvage value of the assets. In addition, the Company wrote down its facilities expense to the net realizable value. These write-downs are attributable to the Company's intention to dispose of the assets based on its decision to relocate its facilities and its decision to reduce headcount.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

8.   INCOME TAXES

     The provision for (benefit from) income taxes consists of the following for the years ended December 31:

                                                                                 1999                       1998
                                                                          -------------------       --------------------
Current:
Federal                                                                            $       -                $         -
 State                                                                                   800                        800
                                                                          ------------------        -------------------
                                                                                         800                        800
Deferred:
 Federal                                                                            (844,660)                  (892,100)
 State                                                                              (149,040)                  (152,800)
                                                                        --------------------      ---------------------
                                                                                    (993,700)                (1,044,900)
Valuation allowance                                                                   66,700                  1,044,900


Provision for (benefit from) income taxes                                          $(926,200)               $       800
                                                                        ====================      =====================

     A reconciliation of federal statutory rate to the provision for (benefit from) income taxes follows:

                                                                                 1999              1998
                                                                              -----------       -----------

Federal taxes at statutory rates                                                   (35.0)%           (35.0)%

State benefits, net of federal tax effect                                           (6.2)             (5.7)

Change in valuation allowance                                                        2.9              33.7

Other                                                                                9.8               7.0
                                                                            ------------      ------------

Provision for (benefit from) income taxes                                          (28.5)%             0.0%
                                                                            ============      ============

     The components of the deferred tax assets (liabilities), as reflected on the balance sheet, consist of the following:

                                                                               1999                    1998
                                                                          ---------------       ------------------
Deferred tax assets:
Net operating loss and credit carry-forwards                                 $ 5,128,000              $ 4,899,000
Reserves and accruals                                                            416,000                  470,700
Other                                                                             54,000                        -
                                                                        ----------------      -------------------
                                                                               5,598,000                5,369,700

Deferred tax liabilities:
Intangibles                                                                     (535,600)                       -
Other                                                                                  -                 (250,400)
                                                                        ----------------      -------------------
                                                                                (535,600)                (250,400)
                                                                        ----------------      -------------------

Valuation allowance                                                           (5,186,000)              (5,119,300)
                                                                        ----------------      -------------------

Net deferred tax asset (liability)                                           $  (123,600)             $         -
                                                                        ================      ===================

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

8.    INCOME TAXES (CONTINUED)

      Presented on the balance sheet as:

          Current deferred tax asset           $ 412,000   $ -
          Noncurrent deferred tax liability     (535,600)    -
                                               ---------   ---

                                               $(123,600)  $ -
                                               =========   ===

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances of $5,186,000 and $5,199,300 for December 31, 1999 and 1998, respectively, have been established for deferred tax assets.

     In connection with the merger of Unicore Software, Inc., the Company recognized approximately $1,050,000 as deferred tax liability for the differences between the assigned values and the tax bases of the acquired software. As of December 31, 1999, the deferred tax liability remaining was $535,600.

     At December 31, 1999, the Company had federal and state net operating loss carry-forwards of approximately $13,300,000 and $7,100,000, respectively, which will begin expiring in the years 2011 and 2001, respectively. At December 31, 1999, the Company had general business credit carry-forwards for federal and state purposes of approximately $131,000 and $87,000, respectively, which will begin expiring in the years 2001 and 2009, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     At December 31, 1999, the Company is obligated under non-cancelable operating leases for its office facilities, office equipment, and automobiles. As part of its restructuring, the Company has subleased a portion of its California office facility. Future minimum rents, net of sublease income, are as follows:

        Years Ending
        December 31,
-----------------------------

            2000                   $208,800
            2001                     42,100
            2002                     32,000
            2003                     30,700
            2004                      7,700
                                   --------
                                   $321,300
                                   ========

     Rent expense totaled approximately $318,000 and $217,000 for the years ended December 31, 1999 and 1998, respectively. Sublease income totaled approximately $60,000 and $14,000 for the years ended December 31, 1999 and 1998, respectively.

     The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company's software products. Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales. The Company recorded total royalty expense of approximately $517,000 and $117,000 for the years ended December 31, 1999 and 1998, respectively.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Under a subscription agreement with SupplyAccess, Inc., entered into on December 31, 1999, TouchStone subscribed to purchase 340,000 shares of the series A preferred stock of SupplyAccess, Inc. at $1.50 per share. SupplyAccess over subscribed the number of shares of its series A preferred stock and in March 2000, TouchStone received a joinder and acknowledgement agreement from SupplyAccess, Inc. which permits the Company to purchase approximately 117,000 shares of Supply Access, Inc. series A preferred stock. SupplyAccess, Inc., a wholly owned subsidiary of EnPointe Technologies, Inc., provides is an internet procurement system comprised of databases of over 600,000 products, which are refreshed for content, price and availability every 24 hours.

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

10.  RELATED PARTY TRANSACTIONS

     The Company leases its Massachusetts office facilities under a five-year operating lease agreement expiring December 2000. The Company leases the office from a related party real estate trust, owned 100% by Pierre Narath, TouchStone's Chief Executive Officer. The lease contains a provision for a separate five-year renewal option at an annual rent expense of no greater than 50% of the rent, as defined in the agreement. Rental payments to the related real estate trust in 1999 were approximately $87,000.

     The Company has utilized the travel services of PANJet, a jet charter service provider, which is wholly owned by, Pierre Narath, TouchStone's Chief Executive Officer. Total payments during 1999 related to these jet charter services were approximately $132,000. On January 1, 2000, the Company entered into a service agreement with PANJet, expiring in December 2003, which formalizes the services agreement between the Company and PANJet. In consideration for PANJet making itself available to provide travel services on an up to full time basis, the Company will compensate PanJet $10,000 per month.

     The Company has utilized the services of A.M. Razo & Company Securities, Inc. an investment banking service company. Ron Maas, a former executive vice president of the Company and current shareholder and director, serves as the senior vice president of Corporate Finance of A.M. Razo & Company. Payments to A.M. Razo & Company in 1999 totaled approximately $53,000 and 187,000 options granted at an excise price of $0.48 per share.

11.  SEGMENT INFORMATION

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

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

11.  SEGMENT INFORMATION (CONTINUED)

     The Company sells its products primarily through distributors and inbound telephone sales. During 1999, no one distributor or customer accounted for more than 10% of the Company's net product sales. During 1998, two distributors accounted for 35% and 17% of net product sales. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers should not have a material adverse effect on the Company's financial condition and results of operations.

Geographical Information                                1999                   %            1998                %
------------------------------------------------------------------------------------------------------------------
    North America                                        $6,025,877            89%        $4,114,988            85%
------------------------------------------------------------------------------------------------------------------
    Europe                                                  713,478            11%           538,870            11%
------------------------------------------------------------------------------------------------------------------
    Other                                                         -             0%           181,965             4%
------------------------------------------------------------------------------------------------------------------
        Total Revenues                                   $6,739,355           100%        $4,835,823           100%
------------------------------------------------------------------------------------------------------------------

     Product information is presented in categories. All versions of CheckIt, including professional and diagnostic versions are included. Similarly, all versions of PC-cillin and FastMove are included in the respective categories.

Product Information                                     1999                   %            1998                %
------------------------------------------------------------------------------------------------------------------
    CheckIt                                              $2,182,150            32%        $2,501,537            52%
------------------------------------------------------------------------------------------------------------------
    Bios Upgrades                                         1,864,420            28%                 -             0%
------------------------------------------------------------------------------------------------------------------
    Millennium ProCards                                     862,115            13%                 -             0%
------------------------------------------------------------------------------------------------------------------
    Cardware                                                526,160             8%                 -             0%
------------------------------------------------------------------------------------------------------------------
    Other                                                   416,563             6%           284,471             6%
------------------------------------------------------------------------------------------------------------------
    Diagnostics                                             350,603             5%                 -             0%
------------------------------------------------------------------------------------------------------------------
    CheckIt NetOptimizer                                    284,117             4%           542,217            11%
------------------------------------------------------------------------------------------------------------------
    FastMove                                                253,227             4%           305,573             6%
------------------------------------------------------------------------------------------------------------------
    PC-cillin                                                     -             0%         1,202,025            25%
------------------------------------------------------------------------------------------------------------------
        Total Revenues                                   $6,739,355           100%        $4,835,823           100%
------------------------------------------------------------------------------------------------------------------

12.    PRO FORMA INFORMATION (UNAUDITED)

     The following pro forma financial statements are unaudited and give effect to the acquisition of all of the issued and outstanding common stock of Unicore Software, Inc. ("Unicore") by TouchStone Software Corporation (the "Company") on a purchase accounting basis. Both the Company's and Unicore's fiscal years end on December 31.

     The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year. As the Company's 1999 financial statements include only ten months of operations of the recently acquired Unicore, the following selected unaudited pro forma information is being provided to present a summary of the combined results of the Company as if the acquisition had occurred on January 1, 1999 and January 1, 1998, giving effect to purchase accounting adjustments including the effect of amortization expense on developed technology acquired, goodwill amortization and deferred tax benefits.

Pro forma information
(in millions, except per share data)                     1999                 1998
------------------------------------------------------------------------------------------
Net sales                                                7,431                8,130
------------------------------------------------------------------------------------------
Net loss                                                 2,613                4,251
------------------------------------------------------------------------------------------
Loss per share                                             .23                  .38
------------------------------------------------------------------------------------------

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

12.  PRO FORMA INFORMATION (UNAUDITED) (CONTINUED)

     Such unaudited pro forma combined financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the acquisition occurred at the beginning of the period presented nor is it necessarily indicative of future financial position or results of operations.

13.  QUARTERLY DATA (UNAUDITED)

     The unaudited quarterly financial information of the Company has been restated for all prior periods in 1999 to reflect the effect of year-end audit adjustments. These adjustments related primarily to the recording of intangible assets, goodwill, and deferred tax liability recorded in connection with the acquisition of Unicore. The selected information as filed by the Company on Form 10-Q is presented below. The selected information, as restated, reflects all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the periods presented.

AS FILED ON FORM 10-Q:                                Q1           Q2           Q3           Q4
    Net revenues                                 $ 1,335,198   $1,849,033   $1,569,204
    Provision for (benefit) from income taxes          1,267            -            -
    Net loss                                      (1,444,231)    (912,951)  (1,404,691)
    Net loss per share                                 (0.18)       (0.11)       (0.12)

PRO FORMA, AS ADJUSTED:
    Net revenues                                   1,295,598    1,849,033    1,569,204    2,025,520
    Provision for (benefit from) income taxes        (51,500)    (206,000)    (360,500)    (308,200)
    Net loss                                      (1,504,733)    (276,745)    (869,737)     325,108
    Net loss per share                                 (0.19)       (0.03)       (0.09)        0.03

14.  SUBSEQUENT EVENTS

     In January 2000, the Company formed eSupport.com, Inc. (a New Hampshire Corporation), a wholly-owned subsidiary, which currently conducts the day to day operations formerly conducted by TouchStone Software Corporation. Pursuant to its' articles of incorporation, eSupport.com is authorized to issue 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. eSupport.com was capitalized through the issuance of 5,000,000 shares of its common stock to TouchStone Software Corporation.

     In January 2000, TSC Investments, LLC (a New Hampshire Limited Liability Company) was formed to engage in the business of making investments. Under its operating agreement, TSC's sole member was TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of the LLC. In a subsequent amendment to the operating agreement, Pierre Narath was designated as the manager of TSC Investment, LLC. The operating agreement was amended in its entirety on March 29, 2000. Under the amended operating agreement, TouchStone Investments, Inc. holds 80 membership units, Pierre A. Narath, the Chief Executive Officer of TouchStone Software Corporation holds 17.5 units and Jason Raza, a Vice President of TouchStone Software Corporation holds 2.5 units.

                        TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

14.  SUBSEQUENT EVENTS  (CONTINUED)

     TouchStone Investments, Inc. (a New Hampshire corporation) was formed during January 2000 for the principal purpose of engaging in the business of making investments and serving as a member of TSC Investments, LLC. Under its articles of incorporation, TouchStone Investments, Inc., is authorized to issue 100,000 shares of common stock, par value $.01 per share, no other classes of stock have been authorized. TouchStone Investments, Inc. was capitalized through the issuance of 10,000 shares of its common stock to TouchStone Software Corporation. Since its formation, TouchStone Investments, Inc. is a wholly-owned subsidiary of TouchStone Software Corporation and has subsequently invested in several private offerings.

     Effective March 6, 2000, TouchStone Software Corporation entered into a letter of intent to sell its wholly-owned subsidiary eSupport.com, Inc., along with certain other assets of TouchStone Software Corporation and its wholly-owned subsidiary, Unicore Software, Inc. to Phoenix Technologies, Ltd. (Phoenix). Under plans of the agreement, Phoenix proposes to acquire all of TouchStone's and the Subsidiaries' respective assets related to the development and licensing of personal computer ("PC") software utility packages, system level software packages (including BIOS Software), hardware diagnostic software, internet access optimization software, internet diagnostic and online software and PC to PC file transfer software (the "Business"). Additionally, Phoenix will receive approximately (subject to adjustment) the equivalent of approximately $3,300,000 of TouchStone Software Corporation's convertible preferred securities. In addition to assuming the liabilities associated with business, Phoenix will pay TouchStone $4,500,000 in cash and the equivalent of $4,500,000 in Phoenix common shares.

     In March 2000, TouchStone Software Corporation announced a board resolution to change its name to TouchStone Capital Group.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

(a)(1) (i) By letter dated November 15, 1999 the Company notified Deloitte & Touche LLP ("Deloitte & Touche") of its dismissal as the Company's principal independent accountant.

(ii) Neither of Deloitte & Touche's reports on the financial statements of the Company for the fiscal years ended December 31, 1998 or December 31, 1997 contained an adverse opinion or a disclaimer of opinion nor was modified as to uncertainty, audit scope or accounting principles.

(iii) The decision to change accountants was approved by the Company's Board of Directors on November 5, 1999.

(iv) It is the Company's opinion that during the fiscal years ended December 31, 1998 and December 31, 1997 and the interim period January 1, 1999 through November 15, 1999 there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable event.

(a)(2) On November 15, 1999, the Company engaged Vitale Caturano & Company as its new principal independent accountant.

(a)(3) Item 5 of the Company's Form 10QSB for the quarter ending September 30, 1999 disclosed this event and contained a letter from Deloitte & Touche LLP to the commission commenting thereon.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS
----------------------------------------------------------

     The directors and executive officers of the Company at March 31, 2000 are as follows:

                                                                                                      Director
Name                                               Age                      Title                      Since
-----------------------------------------------  --------  ---------------------------------------  ------------

Pierre A. Narath ..............................      36     Chairman of the Board, Chief Executive      1998
                                                               Officer and President
Jason K. Raza..................................      38     Vice President                              1999
Ronald R. Maas.................................      54     Director                                    1993
Christopher J. Gaudette........................      29     Controller, Principal Accounting
                                                               Officer and Assistant Secretary

BUSINESS EXPERIENCE OF DIRECTORS

     Pierre A. Narath has served as President and Chief Executive Officer since January 1999 and as a Director since July 1998. Mr. Narath served as Vice President of Award Software International, Inc. and President of Unicore Software, Inc. ("Unicore") since May 1997. From 1989 to May 1991, he founded and was the sole proprietor of Unicore. From May 1991 to May 1997, Mr. Narath was President of Unicore.

     Jason K. Raza has served as a director of the Company since 1999. Mr. Raza serves as Vice President for TouchStone Software, having served as International Sales Manager for Unicore Software, a wholly owned subsidiary of Phoenix Technologies, (NASDAQ: PTEC) prior to its acquisition by TouchStone. In addition, Mr. Raza is the second-largest shareholder in the company

  Ronald R. Maas served as Chief Financial Officer and Executive Vice President of the Company from 1991- 1999, and has served as a director of the Company since 1993. Mr. Maas has also served as the Corporate Secretary from 1995-1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Pierre A. Narath, Jason K. Raza, Ronald R. Maas and Chris J. Gaudette inadvertently failed to file on a timely basis a Form 5 due February 14, 2000. The Form 5's, disclosing the beneficial ownership were all filed between February 15, 2000 and April 1, 2000.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

     The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

                                                       Other      Restricted
Name &                                                Annual         Stock                         All Other
Principal                                             Compen-       Awards     Options/    LTIP     Compen-
Position              Year  Salary ($)  Bonus ($)   sation ($)        ($)       SAR (#)   Payouts   sation
------------------------------------------------------------------------------------------------------------

P. A. Narath          1999   $170,833   $161,000   $     30,000            0          0         0          0
CEO, President, and
 Chairman(2)

J. K. Raza V.P.(2)    1999   $ 91,666   $ 25,500              0            0          0         0          0

R. R. Maas            1999   $109,499          0        $44,270(1)         0          0         0          0
Exec. V. P. and       1998   $101,149          0              0            0          0         0          0
Director              1997   $ 93,570          0              0            0    $45,400         0          0

C.J. Gaudette         1999   $ 59,000   $  5,000              0            0          0         0          0
Controller, PAO(2)

(1) Amount represents the payment from a deferred compensation plan upon termination.

(2) Mr. Narath, Mr. Raza and Mr. Gaudette all joined the Company on March 1st 1999.

     The foregoing table does not include $148,808 in 1999 and $242,502 paid in 1998 to Kenneth S. Forbes, who became the Company's President and Chief Executive Officer in August 1998 and held those offices until his resignation in December 1998. $66,254 paid to Greg Wookey who was acting as Chief Financial Officer until March 31, 1999. $52,129 paid to Calvin Leong, who held the position of Chief Financial Officer from March 1999 until his resignation in July 1999; and $257,765 paid to Larry S. Jordan in 1998, who served as the President and Chief Executive Officer of the Company until he resigned in June 1998.

OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant stock appreciation rights in 1999 to any of the executive officers named above. Grants of stock options to the named executive officers in 1999 are summarized in the following table.

                  Number of Securities   % of Total Options      Avg.
                   Underlying Options   Granted to Employees   Exercise  Expiration
      Name              Granted                in 1999          Price       Date
----------------  --------------------  ---------------------  --------  ----------

P. A. Narath                    10,000                  2.21%     $0.69        2009
R. R. Maas                      10,000                  2.21%     $0.69        2009
C. J. Gaudette                  15,000                  3.31%     $0.69        2009


AGGREGATED OPTION EXERCISES IN 1999 AND OPTION VALUES AS OF DECEMBER 31, 1999

     No options were exercised in 1999 by any of the named executive officers. The value of unexercised options at December 31, 1999, for each of the executive officers named above are as follows:

                                                                 Number of             Value of
                                                                Unexercised          Unexercised
                                                              Options/SARs at        In-the-Money
                                                               12/31/99 (#)        Options/SARs at
                         Shares                                                     12/31/99 ($)
                      Acquired on             Value           Exercisable (1)     Exercisable (1)
Name                  Exercise (#)         Realized ($)     Unexercisable (2)    Unexercisable (2)
------------------------------------------------------------------------------------------------------
                                                                    5,000(1)
P. A. Narath               0                    0                  25,000(2)                    0
                                                                  107,283(1)
R. R. Maas                 0                    0                  28,117(2)              $20,640(1)

C. J. Gaudette             0                    0                  15,000(2)                    0

     The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for shares of the Company's Common Stock on December 31, 1999, which was $.69.

BOARD OF DIRECTOR MEETINGS AND COMMITTEES

     During 1999, the Company's Board of Directors held seven regular meetings and otherwise took action by written consent.

     The Board has established an Audit Committee, comprised of one director, Mr. Maas. The Audit Committee meets to consult with the Company's independent auditors concerning their engagement and audit plan. Thereafter the committee provides consultation regarding the auditors' report, and management letter, and, with the assistance of the independent auditors, also monitors the adequacy of the Company's internal accounting controls.

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

  The company elected not to renew Mr. Maas's employment agreement in November 1999 and gave Mr. Maas written notification of this termination in accordance with the agreement. Mr. Maas will continue to serve on the Company's Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth the beneficial ownership of common stock of the Company as of March 30, 2000, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) each of the named executive officers of the Company referred to above under "EXECUTIVE COMPENSATION AND OTHER INFORMATION"; (c) each director of the Company; and (d) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 1538 Turnpike Street, North Andover, Massachusetts 01845.

                                            NUMBER OF SHARES        APPROXIMATE
Name                                    BENEFICIALLY OWNED /(1)/   PERCENT OWNED
--------------------------------------  -------------------------  --------------

Pierre A. Narath                                 3,647,138  (2)             31.9%
Jason K. Raza                                      710,000  (3)              6.2%
Ronald R. Maas                                     317,310  (4)              2.8%
Chris J. Gaudette                                    3,750  (5)                -
All Directors and Executive Officers
As a Group (4 individuals)                       4,678,198  (6)             40.9%

(1) Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Excludes options that do not vest within 60 days of the date of this report. As of March 30, 2000, an aggregate of 11,440,060 shares of common stock was outstanding.
(2)  Includes options to purchase 393,550 shares that currently are exercisable.
(3)  Includes options to purchase 40,000 shares that currently are exercisable.
(4)  Includes options to purchase 107,283 shares that currently are exercisable.
(5)  Includes options to purchase 3,750 shares that currently are exercisable.
(6)  Includes officers' and directors' shares listed above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company leases its Massachusetts office facilities under a five-year operating lease agreement expiring December 2000. The Company leases the office from a related party real estate trust, owned 100% by Pierre Narath, TouchStone's Chief Executive Officer. The lease contains a provision for a separate five-year renewal option at an annual rent expense of no greater than 50% of the rent, as defined in the agreement. Rental payments to the related real estate trust in 1999 were approximately $87,000.

     The Company has utilized the travel services of PANJet, a jet charter service provider, which is wholly owned by, Pierre Narath, TouchStone's Chief Executive Officer. Total payments during 1999 related to these jet charter services were approximately $132,000. On January 1, 2000, the Company entered into a service agreement with PANJet, expiring in December 2003, which formalizes the services agreement between the Company and PANJet. In consideration for PANJet making itself available to provide travel services on an up to full time basis, the Company will compensate PanJet $10,000 per month.

     The Company has utilized the services of A.M. Razo & Company Securities, Inc. an investment banking service company. Ron Maas, a former executive vice president of the Company and current shareholder and director, serves as the senior vice president of Corporate Finance of A.M. Razo & Company. Payments to A.M. Razo & Company in 1999 totaled approximately $53,000 and 187,000 options granted at an excise price of $0.48 per share.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-k
-------------------------------------------------

(a)   Exhibits
      --------

      1.  Exhibits.

          The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)   Reports on Form 8-K
      -------------------

          No reports on form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange the registrant has caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                   TouchStone Software Corporation

                                    By /s/  Christopher J. Gaudette
                                       ----------------------------
                                    Christopher J. Gaudette
                                    Controller, Principal Accounting Officer
                                    And assistant secretary



                                    Dated: April 11, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/  Pierre A. Narath                   Chairman of the Board,
-------------------------------------   Chief Executive Officer and President
     Pierre A. Narath  Date: 04/11/00


/s/  Jason K. Raza                      Executive Vice President, and Director
-------------------------------------
     Jason K. Raza     Date: 04/11/00


/s/  Ronald R. Maas                     Director
-------------------------------------
     Ronald R. Maas    Date: 04/11/00

****** Certain information on this page has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

                        TouchStone Software Corporation

                               INDEX TO EXHIBITS

  3.1     Certificate of Incorporation of Registrant in Delaware. (9)
  3.2     By-Laws of Registrant. (9)
*10.1     1988 Incentive Stock Option Plan. (1)
*10.1A    1988 Amended Incentive Stock Option Plan. (2)
*10.1B    1988 Non-Qualified Stock Option Plan. (2)
*10.1C    1991 Stock Option Plan. (3)
*10.1D    Employee Stock Purchase Agreement. (5)
*10.1E    1994 Non-Qualified Stock Option Plan (6)
*10.1F    1995 Non-Qualified Stock Option Plan (9)
*10.1G    Preferred Share Purchase Rights (7)
*10.1H    1997 Incentive Stock Plan (8)
 10.3     Office Lease dated February 7,1995 (6)
*10.4     Employment contract for Larry S. Jordan (10)
*10.5     Employment contract Ronald R. Maas (10)
*10.6     Employment contract for C. S. (Jenkins) Dingus (10)
*10.7     Employment contract amendment for C. S. (Jenkins) Dingus (10)
 10.8     Asset Purchase Agreement for purchase of Unicore from Phoenix/Award (11)
 10.9     Collateral Pledge Agreement for Lawrence Savings Bank (11)
 10.10    Lawrence Savings Bank Consent to TouchStone/Unicore merger (11)
 10.11    Unicore License agreement for Award/Phoenix CardWare with appendices and addenda (11)
 10.12    Software Purchase agreement
 21       Subsidiaries of Registrant (6)
 23.1     Consent of Independent Auditors
 23.2     Consent of Independent Auditors
 27       Financial Data Schedule

*         MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS

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

    (5) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

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


    (9) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

   (10) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

   (11) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.