Form 10QSB
period 2000-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2000-05-15
CIK 751160

  ===========================================================================

                                 UNITES STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________
                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


        For the quarter ended                      Commission File Number
           March 31, 2000                                   0-12969

                        TOUCHSTONE SOFTWARE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                  95-3778226
      (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS              01845
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                (978) 686-6468
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                     NONE
                    (FORMER NAME, FORMER ADDRESS AND FORMER
                  FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes    X      No
                                             ---        ---

   The number of shares of Common Stock of the Registrant outstanding as of April 28, 2000 was 11,440,060 shares.

  ===========================================================================

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                     INDEX
                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet--March 31, 2000.....................     3
         Consolidated Income Statements--Three Months Ended
          March 31, 2000 and March 31, 1999.............................     4
         Consolidated Statements of Cash Flows--Three Months Ended
          March 31, 2000 and March 31, 1999 ............................     5
         Notes to Consolidated Financial Statements.....................  6-10

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 11-21

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................    22

ITEM 6.  Exhibits and Reports on Form 8-K...............................    22

         Signatures.....................................................    23

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 2000
                                  (unaudited)

ASSETS
------
Current assets:
  Cash and cash equivalents.................................... $    535,261
  Restricted cash..............................................      720,000
  Accounts receivable, net.....................................      871,143
  Inventories, net.............................................      199,722
  Note receivable..............................................      925,000
  Deferred tax asset...........................................      412,000
  Prepaid expenses and other current assets....................      208,294
                                                                ------------
     Total current assets......................................    3,871,420

Investments, marketable securities.............................       69,213
Investments, other.............................................    3,112,198
Note receivable, shareholders..................................      700,500
Property, plant and equipment, net.............................      143,143
Goodwill and other intangibles, net............................    2,500,280
Other assets ..................................................       30,053
                                                                ------------
                                                                $ 10,426,807
                                                                ============
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current liabilities:
  Current maturities of long-term debt......................... $     66,964
  Accounts payable.............................................      445,823
  Accrued payroll and related expenses.........................      411,545
  Deferred revenue.............................................      560,740
  Other accrued expenses.......................................      599,716
                                                                ------------
     Total current liabilities.................................    2,084,788
                                                                ------------

Long-term debt.................................................      438,379
Deferred tax liability.........................................      695,000
Minority interest..............................................       36,800
                                                                ------------
     Total liabilities  .......................................    3,254,967
                                                                ------------

Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares
    authorized, none issued or outstanding
  Common stock, $.001 par value, 20,000,000 shares
    authorized, issued and outstanding,
    11,440,060 (2000)..........................................       11,440
  Accumulated other comprehensive income, net of taxes.........      584,898
  Additional paid-in capital...................................   21,026,934
  Deferred compensation........................................      (40,633)
  Accumulated deficit..........................................  (14,410,799)
                                                                ------------
     Total shareholders equity.................................    7,171,840
                                                                $ 10,426,807
                                                                ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED INCOME STATEMENTS

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                  MARCH 31,         MARCH 31,
                                                    2000              1999
                                                 -----------       -----------
(UNAUDITED)

Revenues:
  Product sales...............................   $  1,739,909       $ 1,295,598
  Royalty income..............................         47,022                 -
                                                 ------------       -----------
     Net revenues.............................      1,786,931         1,295,598
Cost of revenues..............................        177,140           254,109
                                                 ------------       -----------
     Gross profit.............................      1,609,791         1,041,489
                                                 ------------       -----------
Operating expenses:
  Sales and marketing.........................        539,960           508,506
  General and administrative..................        612,071           488,123
  Research and development....................        461,152           277,806
  Amortization of goodwill and acquired
     intangible assets........................        567,061           211,234
  Merger, acquisition and
     restructuring charges....................              -         1,174,730
                                                 ------------       -----------
     Total operating expenses.................      2,180,244         2,660,399
                                                 ------------       -----------
Loss from operations..........................       (570,453)       (1,618,910)
Other income, net.............................        146,890            63,944
                                                 ------------       -----------
Loss before benefit from income taxes.........       (423,563)       (1,554,966)
Benefit from income taxes.....................       (125,931)          (50,233)
                                                 ------------       -----------
Net loss before minority interest.............       (297,632)       (1,504,733)
                                                 ------------       -----------
Minority interest.............................        (36,800)                -
                                                 ------------       -----------
Net loss......................................   $   (334,432)      $(1,504,733)
                                                 ============       ===========
Basic and diluted loss per share..............   $      (0.03)      $     (0.19)
                                                 ============       ===========
Basic weighted average shares
     outstanding..............................     11,417,060         7,963,060
                                                 ============       ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                             Three months ended
                                                                 ------------------------------------
                                                                     March 31,             March 31,
                                                                       2000                  1999
                                                                   -----------           -----------
Cash flows from operating activities:
  Net loss.....................................................  $  (334,432)             $(1,504,733)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation...............................................       12,560                   51,776
    Amortization of intangibles................................      567,061                  211,234
    Stock options issued for consulting services...............       43,537                        -
    Minority interest..........................................      (36,800)
    Deferred taxes.............................................     (159,400)
    Provision for doubtful accounts............................       (2,500)                  44,841
    Realized gains on investments..............................     (103,832)                       -
    Change in deferred lease obligation........................            -                   34,555
    Accounts receivable........................................       92,493                 (646,767)
    Inventories................................................         (521)                 126,507
    Prepaid expenses and other current assets..................       13,312                 (196,395)
    Other assets...............................................       34,221                  134,888
    Accounts payable...........................................       62,174                  520,477
    Deferred revenue...........................................      234,983                  646,042
    Accrued liabilities........................................     (229,155)                (183,810)
                                                                 -----------              -----------
       Net cash provided by (used in) operating activities           193,701                 (761,385)
                                                                 -----------              -----------

Cash flows from investing activities:
  Purchase and sale of investments, net.......................      (420,821)                 762,695
  Advances on notes receivable................................    (1,375,500)                       -
  Purchases of property and equipment.........................        (3,885)                       -
  Proceeds from sale of property and equipment................         1,630                        -
                                                                 -----------              -----------
       Net cash provided by (used in) investing activities....    (1,798,576)                 762,695
                                                                 -----------              -----------

Cash flows from financing activities:
  Payment on long-term debt...................................       (22,848)                  (7,440)
  Proceeds from exercise of stock options.....................         5,080                        -
                                                                 -----------              -----------
       Net cash used in financing activities...................      (17,768)                  (7,440)
                                                                 -----------              -----------

Net decrease in cash and cash equivalents......................   (1,622,643)                  (6,130)
Cash and cash equivalents, beginning of period.................    2,157,904                  946,438
                                                                 -----------              -----------
Cash and cash equivalents, end of period.......................  $   535,261              $   940,308
                                                                 -----------              -----------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest...................................................  $     8,558              $     7,324
                                                                 -----------              -----------
    Income taxes...............................................  $     2,168              $       800
                                                                 -----------              -----------

             The accompanying notes are an integral part of these
                      consolidated financial statements.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. TouchStone Software Corporation ("TouchStone" or the "Company") designs, develops, markets, and supports a line of computer problem-solving utility software and supporting products which simplify personal computer installation, support, and maintenance. TouchStone operates from two locations in the United States and from a branch in Germany. The Company markets its products, domestically and internationally through software distributors, for resale through the retail channel, and directly to original equipment manufacturers and end users, primarily located in the United States.

     At the end of 1999 the Company began the process of implementing a new business plan of investing as a minority shareholder, in a group of internet-based companies. The Company's plan envisions the Company managing a diverse network of internet-based companies and providing support and assistance to these companies. In March 2000, the Company announced a plan to change its name to TouchStone Capital Group. In March, 1999, the Company acquired Unicore Software, Inc., a Massachusetts corporation ("Unicore"), and contributed the assets, products and operations of its computer diagnostic software business to Unicore. In January 2000, the Company created e.Support.com, Inc., a New Hampshire corporation ("e.Support.com"), as its wholly-owned subsidiary to handle the day-to-day activities of the Company's operational business not already in Unicore. Unicore and e.Support.com conduct the day-to-day operations of the Company's business.

     Basis of Presentation. The 2000 consolidated financial statements of the Company include the financial statements of the Company's five wholly owned subsidiaries, e.Support.com, Inc., Unicore Software, Inc., TouchStone Europe, Ltd, TSC Investments, LLC and TouchStone Investments, Inc (80%). The 1999 consolidated financial statements of the Company include the financial statements of the Company's two wholly owned subsidiaries, Unicore Software, Inc. and TouchStone Europe Ltd. All intercompany transactions and balances have been eliminated.

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

     Accounts Receivable. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At March 31, 2000 the allowance for doubtful accounts was $197,000.

     Inventories. Inventories are stated at the lower of first-in, first-out cost, or market, and consist mainly of finished goods, media, and packaging supplies. At March 31, 2000 the allowance for obsolete inventories was $20,000.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property and Equipment. Property and equipment is stated at cost and depreciated using the straight-line method based on the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

     Goodwill. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited of three years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life or impact the recoverability of the goodwill. If such changes occur, the Company would use an estimate of the undiscounted future operating cash flows to determine the recoverability of the goodwill. At March 31, 2000, the balance of goodwill, net of accumulated amortization was $1,073,194.

     Intangible Assets. Intangible assets consist of developed technology purchased by the Company in business acquisitions and software acquired from third parties. At the date of acquisition, the Company evaluates the components of the purchase price of each acquisition and assesses the net realizable value of the acquired technology. In assessing net realizable value, the Company relies on several factors including historical results, projections, product cycles, customer relationships, consumer buying patterns, and other financial and nonfinancial data. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized on a straight-line basis over their estimated useful life of twelve to thirty months. At March 31, 2000, the balance of intangible assets, net of accumulated amortization was $1,427,087.

     Long-Lived Assets. The Company evaluates long-lived assets under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 1999, the Company evaluated its property and equipment and recorded $52,000 of write-down in property and equipment to be disposed and $229,000 of accrual of lease expense on vacated facilities as part of merger, acquisition and restructuring charges.

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

     Translation of Foreign Currencies. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" (SFAS 52), the assets and liabilities of the Company's foreign operations are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. Under SFAS 52, resulting translation adjustments are reflected as a separate

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

component of shareholders' equity. The functional currency of the Company's German branch is the German Deutsche Mark, while the functional currency of the Company's European subsidiary is the U.S. dollar. Transaction gains and losses were not significant in 2000 and 1999 and have been included in results of operations.

     Research and Development. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), until the product is available for sale. During 2000 and 1999, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

     Merger, Acquisition, and Restructuring Charges. The primary components of the Company's merger, acquisition and restructuring charges include severance for terminated employees, the write-down of property and equipment, the write-down of facilities expense, legal expenses and costs associated with a lawsuit settlement. Severance expenses include salaries and benefits related to all employees terminated as a result of the acquisition and cost reduction efforts. For the year ending December 31, 1999, the Company wrote down its property and equipment to the salvage value of the assets. In addition, during that period, the Company accrued lease expenses related to facilities it vacated. These expenses are attributable to the Company's intention to dispose of the assets based on its decision to relocate its facilities and its decision to reduce its workforce

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was approximately $107,852 and $127,055 for the quarters ended March 31, 2000 and 1999, respectively.

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

     Earnings per Share. Pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" EPS, replacing "Primary" and "Fully diluted" EPS formerly under Accounting Principals Board ("APB") Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. Common stock equivalents consisted of outstanding stock options and warrants for the years ended December 31, 1999, but have not been included in the calculation of diluted EPS as their effect would have been antidilutive on both periods. At December 31, 1999, the number of outstanding stock options and warrants were 1,525,383.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Comprehensive Income. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. For the quarters ended March 31, 2000 and 1999, there were no differences between the Company's comprehensive loss and the net loss reported on the statement of operations.

     Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company currently expects to adopt SFAS 133, as amended by SFAS 137, for the year ending December 31, 2000. Management expects there will be no impact on its results of operations or financial position resulting from the adoption of SFAS 133 because the Company currently does not hold derivative instruments.

     Reclassifications. Certain items previously reported in specific financial captions have been reclassified to conform with the 2000 presentation

2.   EARNINGS (LOSS) PER YEAR

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("EPS") which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported EPS amounts have been restated based on the provisions of the new standard. Basic EPS amounts are based upon the

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   EARNINGS (LOSS) PER YEAR (CONTINUED)

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

                                                FOR THE THREE MONTHS
                                                   Ended March 31,

                                                   2000       1999
                                               ----------   ----------

Weighted average number of shares outstanding:
  Basic                                        11,417,060   7,963,060

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21A of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update these statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and those discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 on file with the Securities and Exchange Commission.

OVERVIEW

     TouchStone Software Corporation (the "Company" or "TouchStone") is a developer and publisher of utility software used to set up, maintain and manage personal computers and networks. The Company's utility software can be classified into three areas: diagnostic software, internet optimization software and file transfer software. The CheckIt product line, a family of system diagnostics, is designed to meet the needs of consumers and service technicians. The CheckIt products, utilizing the Company's core technology, have continued to evolve since they were first introduced in 1988. New versions are released periodically to provide updated hardware tests for the latest technology. The CheckIt products are sold worldwide through retail channels with some penetration into the OEM market.

     The newest additions to the Company's diagnostic product line are CheckIt F/E7.0, WinCheckIt V6.5 and FastMove!2000. CheckIt 7.0 Factory Edition is a modular PC testing and diagnostics tool specifically designed for computer OEMs, resellers and repair centers. WinCheckIt collects system information, tests system components, pinpoints problems, locates hidden conflicts and restores critical system files for PC troubleshooting. FastMove 2000 is a file synchronization and transfer program that keeps the files and directories on desktop PCs, laptops and networks synchronized and up-to-date. The Company's file transfer utility, marketed under the name of FastMove!, is primarily a retail product.

     TouchStone introduced CheckIt NetOptimizer in June of 1998 to address the growing need for enhanced Internet performance of everyday modem users. The product optimizes Internet settings in Windows and on the user's modem to increase throughput and download speeds.

     On March 8, 1999, the Company acquired Unicore Software, Inc. (Unicore), a Massachusetts corporation. The acquisition of Unicore was accomplished through the merger of Unicore with and into a newly formed and wholly owned subsidiary of the Company. Immediately prior to the acquisition, the Company contributed all of the assets, products and operations of its personal computer diagnostic software business to this newly formed corporation. As a consequence, since the closing of the Unicore acquisition, the Company has served as a holding company, with the business and activities that previously were separately conducted by both the Company and Unicore now being conducted by Unicore and, as of January, 2000, also by e.Support.com, another wholly-owned subsidiary of the Company.

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

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

     During the past several years, Unicore has grown into an engineering company supplying not only BIOS software upgrades, but also PC diagnostics software, Year 2000 solutions, PC Card software and custom engineering services. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. Unicore believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products.

     Unicore's customers include primarily end-users, enterprises such as Fortune 500 corporations, government agencies, educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. Unicore markets and licenses its products and services worldwide.

     In January 2000, the Company formed a new wholly owned subsidiary eSupport.com, Inc., a New Hampshire corporation ("e.Support.com"), which currently conducts certain of the operations of Unicore and the day-to-day operations formerly conducted by the Company and not transferred to Unicore. Pursuant to its' articles of incorporation, eSupport.com is authorized to issue 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. eSupport.com was capitalized through the issuance of 5,000,000 shares of its common stock to the Company.

     In January 2000, TSC Investments, LLC, a New Hampshire limited liability company, ("TSC") was formed to engage in the business of making investments. Under its initial Operating Agreement, TSC's sole member was TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of TSC. In an amendment to the operating agreement, Pierre Narath was designated as the manager of TSC.. Subsequent to this first amendment, on March 29, 2000, the operating agreement was amended in its entirety. Under the March 29th amendment to the operating agreement, Pierre Narath remains the sole manager of TSC and TouchStone Investments, Inc., a wholly-owned susidiary of the holds 80 membership units. Pierre A. Narath, the Chief Executive Officer of TouchStone Software Corporation holds 17.5 units and Jason Raza, the Vice President of TouchStone Software Corporation holds 2.5 units.

     TouchStone Investments, Inc., a New Hampshire corporation, was formed in January 2000 for the principal purpose of engaging in the business of making investments and serving as a member of TSC. Under its articles of incorporation, TouchStone Investments, Inc., is authorized to issue 100,000 shares of common stock, par value $.01 per share; no other classes of stock have been authorized. TouchStone Investments, Inc. was capitalized through the issuance of 10,000 shares of its common stock to TouchStone Software Corporation.

     On March 3, 2000 the Company entered into an amended license agreement with Compaq Computer ("Compaq") that grants an unlimited paid up license for CardWare 5.x and 6.x for as long as Compaq supports CardWare for NT 4.0.

     Effective March 6, 2000, the Company entered into a non-binding Letter of Intent with Phoenix Technologies, Ltd. ("Phoenix") whereby Phoenix proposed to acquire $3,300,000 of the Company's preferred stock and certain assets of the Company, Unicore and e.Support.com relating to utility, diagnostic and optimization software in exchange for $4,500,000 in cash and the equivalent of $4,500,000 in Phoenix common stock. As of May 12, 2000 the Companies were unable to reach a definitive agreement within the timeframe specified in the "LOI", and have ceased its discussions and negotiations related to the acquisition.

At the end of April, 2000, the Company became aware (and advised Phoenix) of the unauthorized publication of Company software (CheckIt 98 and NetOptimizer) in two personal computer magazines in the United Kingdom. The Company has made demand on the magazines to cease and desist such publication and intends to

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

pursue its remedies with respect thereto.

     In March 2000, TouchStone Software Corporation announced a board resolution to change its name to TouchStone Capital Group.

     As of March 31, 2000, the Company had made investments in the following companies:

     A $663,000 investment for 260,000 shares of Series A convertible preferred stock of PartsBase.com, a provider of Internet business-to-business e-commerce services for the aviation industry. In March 2000, PartsBase.com completed an initial public offering and is currently traded on the Nasdaq: PRTS.

     A $178,500 investment for 116,667 shares of Series A convertible preferred stock of SupplyAcces, Inc., a provider of Internet business-to-business, e-commerce services for Fortune 1000 and government customers. SupplyAccess, Inc. is a subsidiary of En Pointe Technologies, Inc., Nasdaq: ENPT.

     A $535,500 investment for 262,500 shares of Series A convertible preferred stock of Fuher and Associates, Inc, (FAI), a provider of integrated technology products and operational solutions to the insurance industry.

     A $255,000 investment for 50,000 shares of Series A convertible preferred stock of Ragula Systems Development Company (FatPipe), a provider of integrated technology products and operational solutions to the insurance industry.

     A $295,800 investment for 82,858 shares of Series C convertible preferred stock of FastPoint Communications Inc., a network access provider ("NAP") of internet, data and communications services. This company's service offerings include high-speed Internet access, such as didicated access, digital subscriber line ("DSL"); and dial-up Internet access; data center services such as co-location, access and monitoring services; and web hosting and design.

     Two bridge financing agreements, in which the Company made loans in the aggregate principal amount of $775,000 to Entertainment Boulevard, Inc. ("EBI") and received an aggregate of 310,000 warrants to purchase EBI common stock. EBI owns Vidnet, which is a provider of streaming entertainment related media on the Internet and a media encoding service provider. EBI's common stock currently trades on the OTC BB: EBLD.

     A bridge financing agreement, in which the Company made a $150,000 loan to, and received 41,584 shares of common stock of, Nucleus, Inc. Nucleus, Inc, delivers the digital building blocks for businesses to conduct electronic commerce over the Internet. It's product, eNucleus Platform Solution (eNPS) provides an integrated environment which delivers high speed Internet transport, licensed e-business enabling software and web hosting. Nucleus, Inc. currently trades on the OTC BB: NCLS.

     TouchStone's operating model is to combine the talents of its management team with those of its portfolio companies. Each of these companies holds niche positions, with leadership potential, in Internet sectors. TouchStone owns and invests currently in business-to-business and business-to-consumer companies that fall into one of four core areas of the Internet economy:

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

   . Enabling technology companies that deliver strategy, services and technologies to help dot.com and traditional corporations exploit the potential of the Internet.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

  Organized in 1982 as a California corporation, the Company reincorporated in Delaware in January 1997. The Company's executive offices are located at 1538 Turnpike Street, North Andover, Massachusetts 01845, and its telephone number is
(978) 686-6468.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


PRODUCTS

The following table sets forth the TouchStone products currently marketed by the
Company:

                                                                                                          INITIAL RELEASE
--------------------------------------------------------------------------------------------------------------------------
Product Title                                            DESCRIPTION                                            DATE
--------------------------------------------------------------------------------------------------------------------------


CHECKIT F/E(R) 7.0       CheckIt 7.0 Factory Edition is a modular PC testing and diagnostics tool         January 2000
Factory Edition          expressly designed for computer OEMs, resellers and repair centers.
                         Designed to meet the requirements of demanding professional users, it brings the power of a professional testing laboratory to anyone who installs, checks, develops, refurbishes, or repairs PC hardware. CheckIt
                         7.0 FE was developed for use by PC manufacturers and after-market professionals - at varying levels and with varying technical requirements.

WINCHECKIT(R) V6.5       WinCheckIt collects system information, tests system components, pinpoints       December 1999
                         problems, locates hidden conflicts and restores system files for PC troubleshooting. WinCheckIt automatically detects problems and guides the user to the information and tests needed to fix the problem.  Included also are programs to test and fix Y2K hardware problems, find and remove software viruses, and better manage data on your hard drives. Finally, a newsletter is included that focuses on explaining new and emerging technologies. Windows 95, 98 and NT4.0 are supported.

FASTMOVE!(R) 2000        FastMove! 2000 Is a file synchronization and transfer program that keeps         December 1999
WITH CLEAN&ZIP           the files and directories on desktop PCs, laptops and networks synchronized and up-to-date.  Clean&Zip is a file management utility designed to clean up and organize stored data. It identifies duplicate and orphaned files spanned across multiple drives, and provides tools to remove or archive them into a standard compressed format.

CARDWARE(R)  6.0         CardWare enables PCs and other electronic devices to recognize, install,         November 1999
                         configure and operate peripheral devices that comply with PCMCIA standards.  CardWare provides a number of benefits over traditional PC
                         Card software, including the efficient use of system memory, greater portability, ease of maintenance and a more modular design. CardWare can be tailored to an OEM's needs to work with the OEM's power management and plug and play specifications. CardWare is also available in a single user version. A software development kit is available for designers who wish to use our tools to help design their PC Card products. CardWare was designed to operate with Windows NT4.0, DOS & OS/2 solutions.

CheckIt 98               The CheckIt 98 Diagnostic Suite features the portable, self-booting              August 1998
DIAGNOSTIC SUITE(R)      diagnostics of CheckIt for DOS, CheckIt 98 for Windows 95, FastMove! file transfer utility and Bigelow's PC Technician's Troubleshooting Pocket
                         Reference.  Professional technicians use this product to troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration, calibrate video components, benchmark PC performance and conduct burn-in and certification tests.  The CheckIt Diagnostic Suite also includes a Y2K hardware test and fix feature.


               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

CHECKIT                  CheckIt NetOptimizer gives Internet users a safe way to fine-tune their          May 1998
NETOPTIMIZER(R)          Internet connections through an automatic or manual tune-up selection.  In addition, NetOptimizer performs diagnostic tests and corrects some common port and modem problems.  It includes a detailed troubleshooter's guide with suggestions on how to fix problems identified by the test.  In addition to the tests, a list of details and specifications about the consumer's modem and the current driver in use is available at the touch of a button.  NetOptmimizer's benchmark utility provides the means for
                         Internet users to evaluate the current and past performance of their ISP connections.

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

BIOS                     The BIOS is the control center of any PC or compatible. Without a properly       Current
UPGRADE SOLUTIONS        functioning one, the operating system will not run correctly, devices will not configure, and the system will fail. The Company's BIOS upgrades solutions (known as firmware), allow end-users to keep their systems current by enabling the latest technology, such as large drive support, increased RAM size, processor upgrades, etc. Once the BIOS upgrade is installed the operating system (Windows, Linux, etc) will then be able to manage new technology add-ons.

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











Results of Operations

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

     The following is a preliminary discussion of the financial condition and results of operations of the Company as of March 31, 2000 and March 31, 1999 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                                2000                  1999
                                           -------------         -------------

Revenues:
   Product sales                                  97 %                 100 %
   Royalty income                                  3                     -
Net revenues                                     100                   100
Cost of revenues                                  10                    20
Gross profit                                      90                    80
Operating expenses:
    Sales and marketing                           30                    39
    General and administrative                    34                    38
    Research and development                      26                    21
    Amortization of goodwill and
      acquired intangible assets                  32                    16
    Merger, acquisition and
      restructuring charges                        -                    91
                                           -------------         -------------

          Total operating expenses               122                   205
Loss from operations                             (32)                 (125)
Other income, net                                  8                     5
Loss before provision for (benefit
      from) income taxes                         (24)                 (120)
Provision for (benefit from)
   income taxes                                   (7)                   (4)
                                           -------------         -------------
Net loss                                         (17)%                (116)%
                                           =============         =============

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2000  AND 1999

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

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

     Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of significant support obligations, if any. Engineering service revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Revenues decreased by approximately 6%, for the three month period ended March 31, 2000, from the same period of the prior year on a pro-forma basis. The decrease in revenues is primarily due from the reduction in year 2000 products and a decline in BIOS upgrades.

     COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, inventory obsolescence reserves, fees paid to an outsource-production fulfillment house, royalties paid to other software development
companies and direct costs associated with engineering services revenues.   Cost
of revenues as a percentage of revenue decreased to 10% of revenues for the three-month period ended March 31, 2000, as compared to 20% of revenues for the same period of the prior year, due primarily from a decrease in sales of the year 2000 products and an increase in revenue recognized from software licensing and engineering services in part from the Compaq Computer and Sun Mircro Systems agreements signed during the quarter ended March 31, 2000.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising personnel and related expenses, sales commissions, travel costs, retail product merchandising and promotions. Sales and marketing expenses increased by approximately $31,454, or 6%, for the three month period ended March 31, 2000, from the same period of the prior year primarily due to the increased marketing efforts associated with the release of WINCHECKIT V6.5 and FASTMOVE! 2000.

     General and Administrative. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by approximately $123,948, or 20%, for the three month period ended March 31, 2000 from the same period of the prior year due primarily from an increase in executive travel related expenses.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses increased by approximately $183,346, or 40%, for the three month period ended March 31, 2000, from the same period of the prior year primarily due to the effect of additional engineers acquired through the Unicore acquisition.

     INTEREST INCOME, NET. Interest income, net consists primarily of interest expense associated with a note outstanding and interest income on cash and cash equivalents, net of expenses. Interest income, net increased by approximately $82,946, or 56% for the three month period ended March 31 2000, from the same period of the prior year due primarily to increased holdings of investments.

     AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. The Company continues to amortize the goodwill and other acquired intangibles primarily resulting from the acquisition of Unicore on a straight-line basis over approximately two years. Amortization expense increased $355,827, or 63% for the three month period ended March 31, 2000 from the same period of the prior year, in which included only one month of amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents, restricted cash, and investments totaled $1.3 million at March 31, 2000. Working capital decreased from approximately $3.7 million at December 31, 1999 to approximately $2.5 million at March 31, 2000. Cash and cash equivalents decreased from $2,157,904 at December 31, 1999 to $535,261 at March 31, 2000. The decrease in working capital was in part due primarily from the decreased holding of short-term investments and cash used in investing activities.

     In November 1998, Unicore negotiated a bank line of credit, which provides for borrowings up to $100,000 and bears interest at 2% over the cash collateral certificate of deposit rate (6.51% at March 31, 2000). The line of credit, which expires in November 2000, is secured by a $110,000 certificate of deposit, held at the bank, which has been classified as restricted cash at December 31, 1999. There were no borrowings outstanding under this line of credit at March 31, 2000.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


     Management believes that the Company's existing cash and periodic borrowings under the line of credit will be sufficient to fund the Company's operations at currently anticipated levels through the next twelve months. The Company plans to use its cash resources to finance new product development and existing product enhancements, expand internationally, expand the direct sales force for corporate customers and make strategic acquisitions of, or investments in, businesses, products or technologies.

RISK FACTORS

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

POTENTIAL CHANGE IN THE NATURE OF THE COMPANY'S BUSINESS

     In March 2000, the Company announced a plan to change its name to TouchStone Capital Group. At the end of 1999, the Company had also begun the process of implementing a new business plan of investing as a minority shareholder, in a group of technology companies. The Company's plan envisions it providing management assistance and support to a diverse network of internet-based companies.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


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

ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES

     The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled technical, management and sales and marketing personnel. The loss of services of one or more of these key employees, particularly Pierre A. Narath, the Company's President and Chief Executive Officer and Chairman of the Company's Board of Directors, Jason K. Raza, a Vice President of the Company and a member of the Company's Board of Directors and Christopher J. Gaudette, the Controller, Principal Accounting Officer and Assistant Secretary, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, because the development of the Company's software requires knowledge of computer hardware, diagnostic software, operating system software, system management software and application software, key technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and the failure of the Company to hire and retain talented technical personnel or the loss of one or more key employees could have an adverse effect on the Company's business, financial condition and results of operations.

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

MANAGEMENT

     The Company's ability to compete effectively and manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, and to expand, train and manage its work force. There can be no assurance that the Company will be able to do so successfully, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's success will depend to a significant degree on the ability of its executive officers and other members of its senior management, none of whom has prior experience managing public companies in their current roles, to manage future growth, if any.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's success depends in significant part on the development, maintenance and protection of its intellectual property. The Company regards all of its software as proprietary and attempts to protect it with a combination of patents, copyrights, trademarks and trade secrets, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions and the protection of copyright laws, it may be possible for unauthorized third parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company licenses its object and source code under written license agreements. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed programs, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign jurisdictions do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the protections put in place by the Company will be adequate. At the end of April, 2000, the Company became aware of the unauthorized publication of Company software (CheckIt 98 and NetOptimizer) in two personal computer magazines in the United Kingdom. The Company has made demand on the magazines to cease and desist such publication and intends to pursue its remedies with respect thereto.

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

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     In April 2000, the Company learned of a pending Complaint and Summons ("Complaint") filed against the Company by former CEO and president, Lawrence Jordan. As of May 10, 2000, service of the Complaint on the Company has yet to be effected. However, the Company has entered into discussions with Mr. Jordon in an attempt to resolve the matter before it is joined.

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          27  Financial Data Schedule

     (b)  Reports on Form 8-K
          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

     IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       TOUCHSTONE SOFTWARE CORPORATION
                                                 (Registrant)

        NAME                              TITLE                                      DATE
        ----                              -----                                      ----
/s/ Pierre A. Narath            Chairman of the Board of Directors              May 15, 2000
--------------------            Chief Executive Officer and President
    PIERRE A. NARATH

/s/ Christopher J. Gaudette     Controller, Principal Accounting                May 15, 2000
---------------------------     Officer, and Assistant Secretary
    CHRISTOPHER J. GAUDETTE