Form 10QSB
period 2000-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2000-08-15
CIK 751160

--------------------------------------------------------------------------------

                                 UNITES STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           -------------------------
                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended                      Commission File Number
        June 30, 2000                                   0-12969

                        TOUCHSTONE SOFTWARE CORPORATION
            (Exact name of registrant as specified in its charter)


                      Delaware                            95-3778226
            (State or other jurisdiction               (I.R.S. Employer
          of incorporation or organization)           Identification No.)


   1538 Turnpike St., North Andover, Massachusetts              01845
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

   The number of shares of Common Stock of the Registrant outstanding as of July 28, 2000 was 11,440,060 shares.

--------------------------------------------------------------------------------

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.  Financial Information

ITEM 1.  Financial Statements

         Consolidated Balance Sheet  June 30, 2000..................................................  3

         Consolidated Income Statements   Three Months Ended June 30, 2000 and June 30, 1999,
         And Six Months Ended June 30, 2000 and June 30, 1999.......................................  4

         Consolidated Statements of Cash Flows  Six Months Ended June 30, 2000 and June 30, 1999....  5

         Notes to Consolidated Financial Statements................................................. 6-10

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................................. 11-20

PART II. Other Information

ITEM 1.  Legal Proceedings..........................................................................  21

ITEM 6.  Exhibits and Reports on Form 8-K...........................................................  21

         Signatures.................................................................................  22

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          CONSOLIDATED BALANCE SHEETS
                                 June 30, 2000
                                  (unaudited)


ITEM 1.  FINANCIAL STATEMENTS

Assets
------
Current assets:
  Cash and cash equivalents...........................................................   $        346,066
  Restricted cash.....................................................................            500,000
  Accounts receivable, net............................................................            422,223
  Inventories, net....................................................................             92,692
  Note receivable.....................................................................            150,000
  Prepaid expenses and other current assets...........................................            158,198
                                                                                         ----------------
     Total current assets.............................................................          1,669,179
                                                                                         ----------------

Investments, marketable securities....................................................             69,576
Investments, other....................................................................          2,799,881
Note receivable, shareholders.........................................................            394,000
Property, plant and equipment, net....................................................            125,761
Goodwill and other intangibles, net...................................................          2,066,549
Other assets .........................................................................             27,228
                                                                                         ----------------
                                                                                         $      7,152,174
                                                                                         ================

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current liabilities:
  Current maturities of long-term debt................................................   $         44,643
  Accounts payable....................................................................            270,816
  Accrued payroll and related expenses................................................            226,724
  Deferred revenue....................................................................            291,060
  Other accrued expenses..............................................................            496,563
                                                                                         ----------------
    Total current liabilities.........................................................          1,329,806
                                                                                         ----------------

Long-term debt........................................................................            438,379
Deferred tax liability................................................................            336,500
Minority interest.....................................................................                876
                                                                                         ----------------
    Total liabilities  ...............................................................          2,105,561
                                                                                         ----------------


Shareholders' equity:
  Preferred stock, $.001 par value, 3,000,000 shares
   authorized, none issued or outstanding
  Common stock, $.001 par value, 20,000,000 shares
   authorized, issued and outstanding,
   11,440,060.........................................................................             11,440
  Accumulated other comprehensive loss................................................           (147,295)
  Additional paid-in capital..........................................................         21,026,934
  Deferred compensation...............................................................            (31,712)
  Accumulated deficit.................................................................        (15,812,754)
                                                                                         ----------------
    Total shareholders' equity........................................................          5,046,613
                                                                                         ----------------
                                                                                         $      7,152,174
                                                                                         ================

The accompanying notes are an integral part of these consolidated financial statements.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS


                                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             ------------------                     ----------------

                                                           JUNE 30,          JUNE 30,           JUNE 30,           JUNE 30,
                                                             2000              1999               2000               1999
                                                            -----              -----              -----              ----
(UNAUDITED)
Revenues:
  Product sales......................................... $   823,199         $1,849,033        $ 2,563,108          3,144,631
  Royalty income........................................      63,235                  -            110,257                  -
                                                         --------------------------------------------------------------------
     Net revenues.......................................     886,434          1,849,033          2,673,365          3,144,631
Cost of revenues........................................     251,657            229,656            428,797            484,979
                                                         --------------------------------------------------------------------
     Gross profit.......................................     634,777          1,619,377          2,244,568          2,659,652
                                                         --------------------------------------------------------------------

Operating expenses:
  Sales and marketing...................................     400,144            694,982            940,103          1,203,487
  General and administrative............................     561,130            507,391          1,173,200            995,514
  Research and development..............................     336,361            301,340            797,514            579,147
  Amortization of goodwill and acquired
   intangible assets....................................     433,731            633,732          1,000,792            844,966
  Merger, acquisition and restructuring charges.........           -                  -                  -          1,174,730
                                                         --------------------------------------------------------------------
     Total operating expenses...........................   1,731,366          2,137,445          3,911,609          4,797,844
                                                         --------------------------------------------------------------------
Loss from operations....................................  (1,096,589)          (518,068)        (1,667,041)        (2,138,192)

Other income, net.......................................      36,534             35,323            183,422             99,214
                                                         --------------------------------------------------------------------
Loss before provision for benefit from income taxes.....  (1,060,055)          (482,745)        (1,483,619)        (2,038,978)

Provision for (benefit) from income taxes...............     341,000           (206,000)           215,068           (257,500)
                                                         --------------------------------------------------------------------
Net loss before minority interest.......................  (1,401,055)          (276,745)        (1,698,687)        (1,781,478)
                                                         --------------------------------------------------------------------
Minority interest.......................................         900                  -            (37,700)                 -
                                                         --------------------------------------------------------------------
Net loss................................................ $(1,401,955)        $ (276,745)       $(1,736,387)       $(1,781,478)
                                                         ====================================================================

Basic and diluted loss per share........................ $     (0.12)        $    (0.03)       $     (0.15)       $     (0.22)
                                                         ====================================================================

Basic weighted average shares outstanding...............  11,440,060          7,990,060         11,440,060          7,990,060
                                                         ====================================================================

The accompanying notes are an integral part of these consolidated financial statements.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                           Six months ended
                                                                                           ----------------
                                                                                        June 30,     June 30,
                                                                                         2000          1999
                                                                                         ----          ----
Cash flows from operating activities:
  Net loss..........................................................................   $(1,736,387)  $(1,781,478)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation....................................................................        31,873        13,546
    Amortization of intangibles.....................................................     1,000,798       633,732
    Stock options issued for consulting services....................................        63,426             -
    Minority interest...............................................................          (876)            -
    Deferred taxes..................................................................       611,100      (257,500)
    Provision for doubtful accounts.................................................      (135,805)            -
    Realized gains on investments...................................................      (101,455)            -
    Accounts receivable.............................................................       467,318      (686,138)
    Inventories.....................................................................       106,509        73,194
    Prepaid expenses and other current assets.......................................        41,470      (294,079)
    Other assets....................................................................        37,046           659
    Accounts payable................................................................      (112,833)     (384,416)
    Deferred revenue................................................................       (34,697)      367,378
    Accrued liabilities.............................................................      (517,129)    1,420,709
                                                                                       -----------   -----------
       Net cash used in operating activities........................................      (279,642)     (894,393)
                                                                                       -----------   -----------

Cash flows from investing activities:
  Purchase and sale of investments, net.............................................    (1,192,152)    1,107,453
  Advances on notes receivable......................................................      (294,000)            -
  Purchases of property and equipment...............................................        (7,885)            -
  Proceeds from sale of property and equipment  ....................................         1,630             -
                                                                                       -----------   -----------
       Net cash provided by (used in) investing activities..........................    (1,492,107)    1,107,453
                                                                                       -----------   -----------
Cash flows from financing activities:
  Payment on long-term debt.........................................................       (45,169)      (22,321)
  Proceeds from exercise of stock options...........................................         5,080        13,800
                                                                                       -----------   -----------
       Net cash used in financing activities........................................       (40,089)       (8,521)
                                                                                       -----------   -----------


Net decrease in cash and cash equivalents...........................................    (1,811,838)      204,539
Cash and cash equivalents, beginning of period......................................     2,157,904       825,255
                                                                                       -----------   -----------
Cash and cash equivalents, end of period............................................   $   346,066   $ 1,029,794
                                                                                       -----------   ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest........................................................................   $    16,770   $     9,810
                                                                                       -----------   -----------
    Income taxes....................................................................   $     2,168   $       800
                                                                                       -----------   -----------


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

     At the end of 1999 the Company began the process of implementing a new business plan of investing as a minority shareholder, in a group of internet-based companies. The Company's plan envisions the Company managing a diverse network of internet-based companies and providing support and assistance to these companies. In March 2000, the Company announced a plan to change its name to TouchStone Capital Group. In March 1999, the Company acquired Unicore Software, Inc., a Massachesetts corporation ("Unicore"), and contributed the assets, products and operations of its computer diagnostic software business to Unicore. In January 2000, the Company created e.Support.com, Inc., a New Hampshire corporation ("e.Support.com"), as its wholly-owned subsidiary to handle the day-to-day activities of the Company's operational business not already in Unicore. Unicore and e.Support.com conduct the day-to-day operations of the Company's business.

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

     Accounts Receivable. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable on a quarterly basis. During the quarter management reduced the allowance for doubtful accounts based on the reduction in accounts receivable. At June 30, 2000 the allowance for doubtful accounts was $35,000.

     Inventories. Inventories are stated at the lower of first-in, first-out cost, or market, and consist mainly of finished goods, media, and packaging supplies. At June 30, 2000 the allowance for obsolete inventories was $20,000.

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

     Goodwill. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited of three years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life or impact the recoverability of the goodwill. If such changes occur, the Company would use an estimate of the undiscounted future operating cash flows to determine the recoverability of the goodwill. At June 30, 2000, the balance of goodwill, net of accumulated amortization was $933,215.

     Intangible Assets. Intangible assets consist of developed technology purchased by the Company in business acquisitions and software acquired from third parties. At the date of acquisition, the Company evaluates the components of the purchase price of each acquisition and assesses the net realizable value of the acquired technology. In assessing net realizable value, the Company relies on several factors including historical results, projections, product cycles, customer relationships, consumer buying patterns, and other financial and nonfinancial data. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized on a straight-line basis over their estimated useful life of twelve to thirty months. At June 30, 2000, the balance of intangible assets, net of accumulated amortization was $1,133,334.

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

     Translation of Foreign Currencies. In accordance with Statement of Financial Accounting Standards No.52,"Foreign Currency Translation" (SFAS 52), the assets and liabilities of the Company's foreign operations are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. Under SFAS 52, resulting translation adjustments are reflected as a separate

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

component of shareholders' equity. The functional currency of the Company's German branch is the German Deutsche Mark, while the functional currency of the Company's European subsidiary is the U.S. dollar. Transaction gains and losses were not significant in 2000 and 1999 and have been included in results of operations.

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

     Merger, Acquisition, and Restructuring Charges. The primary components of the Company's merger, acquisition and restructuring charges include severance for terminated employees, the write-down of property and equipment, the write-down of facilities expense, legal expenses and costs associated with a lawsuit settlement. Severance expenses include salaries and benefits related to all employees terminated as a result of the acquisition and cost reduction efforts. For the year ending December 31, 1999, the Company wrote down its property and equipment to the salvage value of the assets. In addition, during that period, the Company accrued lease expenses related to facilities it vacated. These expenses are attributable to the Company's intention to dispose of the assets based on its decision to relocate its facilities and its decision to reduce its workforce

     Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was approximately $46,000 and $126,000 for the quarters ended June 30, 2000 and 1999, respectively.

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

     Comprehensive Income. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. For the quarters ended June 30, 2000 and 1999, there were no differences between the Company's comprehensive loss and the net loss reported on the statement of operations.

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

     Reclassifications. Certain items previously reported in specific financial captions have been reclassified to conform with the 2000 presentation.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


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

                                                      FOR THE SIX MONTHS
                                                       ENDED JUNE 30,

                                                        2000     1999
                                                        ----     ----
Weighted average number of shares outstanding:
  Basic                                             11,440,060  7,990,060

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

     In January 2000, the Company formed a new wholly-owned subsidiary eSupport.com, Inc., a New Hampshire corporation ("e.Support.com"), which currently conducts certain of the operations of Unicore and the day-to-day operations formerly conducted by the Company and not transferred to Unicore. Pursuant to its articles of incorporation, eSupport.com is authorized to issue 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. eSupport.com was capitalized through the issuance of 5,000,000 shares of its common stock to the Company.

     In January 2000, TSC Investments, LLC, a New Hampshire limited liability company, ("TSC") was formed to engage in the business of making investments. Under its initial Operating Agreement, TSC's sole member was TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of TSC. In an amendment to the operating agreement, Pierre Narath was designated as the manager of TSC. Subsequent to this first amendment, on March 29, 2000, the operating agreement was amended in its entirety. Under the March 29th amendment to the operating agreement, Pierre Narath remains the sole manager of TSC and TouchStone Investments, Inc., a wholly-owned susidiary holds 80 membership units. Pierre A. Narath, the Chief Executive Officer of TouchStone Software Corporation holds 17.5 units and Jason Raza, the Vice President of TouchStone Software Corporation holds 2.5 units.

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

     In May 2000, the Company and Phoenix Technologies, Ltd. terminated the non-binding letter of intent dated as of March 6, 2000, that contemplated the transfer by the Company of its wholly-owned subsidiary, eSupport.com, Inc. along with certain other assets of the Company and its wholly-owned subsidiary, Unicore Software, Inc.

     On July 28, 2000, the Company entered into a definitive asset sale agreement with Smith Micro Software, Inc. (Nasdaq NMS: SMSI) ("Smith Micro") whereby the Company will sell substantially all of its retail software product line to Smith-Micro. In exchange for these assets, the Company will receive $25,000 in cash and 108,000 shares of Smith-Micro common stock. The assets to be transferred include the bulk of the Company's retail product line, including the following products: CheckIt F/F(R), WinCheckIt(R), FastMove!(R), with Clean&Zip(R) and CheckIt NetOptimizer(R). Smith-Micro designs integrated, cross platform software for personal computing and business solutions, with a focus on enabling e-commerce, Internet communications (voice-over-IP), video conferencing, wireless communications, and network fax along with traditional computer telephony.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



     In March 2000, TouchStone Software Corporation announced a board resolution to change its name to TouchStone Capital Group.

     As of June 30, 2000, the Company had made investments in the following companies:

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

     Two bridge financing agreements, in which the Company made loans in the aggregate principal amount of $775,000 to Entertainment Boulevard, Inc. ("EBI") and received an aggregate of 310,000 warrants to purchase EBI common stock. During the quarter the loans were converted, the Company received 128,438 and 265,927 shares of Entertainment Boulevard's common stock, in leu of repayment of the $250,000 and $525,000 cash and interest payable on the two notes. The Company received an additional 155,000 warrants to purchase EBI common stock in leu of a cash repayment. EBI owns Vidnet, which is a provider of streaming entertainment related media on the Internet and a media encoding service provider. EBI's common stock currently trades on the OTC BB: EBLD.

     A bridge financing agreement, in which the Company made a $150,000 loan to, and received 41,584 shares of common stock of, Nucleus, Inc. The Compnay plans on receiving the repaymnet of the 150,000 during the third quarter. Nucleus, Inc, delivers the digital building blocks for businesses to conduct electronic commerce over the Internet. It's product, eNucleus Platform Solution (eNPS) provides an integrated environment which delivers high speed Internet transport, licensed e-business enabling software and web hosting. Nucleus, Inc. currently trades on the OTC BB: NCLS.

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

WinCheckIt V6.5          WinCheckIt collects system information, tests system components, pinpoints       December 1999
                         problems, locates hidden conflicts and restores system files for PC troubleshooting. WinCheckIt automatically detects problems and guides the user to the information and tests needed to fix the problem.  Included also are programs to test and fix Y2K hardware problems, find and remove software viruses, and better manage data on your hard drives. Finally, a newsletter is included that focuses on explaining new and emerging technologies. Windows 95, 98 and NT4.0 are supported.
FastMove! 2000           FastMove! 2000 Is a file synchronization and transfer program that keeps         December 1999
with Clean&Zip(R)        the files and directories on desktop PCs, laptops and networks synchronized and up-to-date.  Clean&Zip is a file management utility designed to clean up and organize stored data. It identifies duplicate and orphaned files spanned across multiple drives, and provides tools to remove or archive them into a standard compressed format.

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

CheckIt 98               The CheckIt 98 Diagnostic Suite features the portable, self-booting              August 1998
Diagnostic Suite         diagnostics of CheckIt for DOS, CheckIt 98 for Windows 95, FastMove! file transfer utility and Bigelow's PC Technician's Troubleshooting Pocket
                         Reference.  Professional technicians use this product to troubleshoot PC problems, test hardware components, diagnose setup conflicts, optimize modem configuration, calibrate video components, benchmark PC performance and conduct burn-in and certification tests.  The CheckIt


               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                         Diagnostic Suite also includes a Y2K hardware test and fix feature.

CheckIt                  CheckIt NetOptimizer gives Internet users a safe way to fine-tune their          May 1998
NetOptimizer             Internet connections through an automatic or manual tune-up selection.  In addition, NetOptimizer performs diagnostic tests and corrects some common port and modem problems.  It includes a detailed troubleshooter's guide with suggestions on how to fix problems identified by the test.  In addition to the tests, a list of details and specifications about the consumer's modem and the current driver in use is available at the touch of a button.  NetOptmimizer's benchmark utility provides the means for
                         Internet users to evaluate the current and past performance of their ISP connections.

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

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


Results of Operations

     The following is a preliminary discussion of the financial condition and results of operations of the Company as of June 30, 2000 and June 30, 1999 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                     JUNE 30,                  JUNE 30,
                                                2000          1999        2000           1999
Revenues:
   Product sales                                  93%          100%         96%           100%
   Royalty income                                  7             -           4              -
Net revenues                                     100           100         100            100
Cost of revenues                                  28            12          16             15
Gross profit                                      72            88          84             85
Operating expenses:
    Sales and marketing                           45            38          35             38
    General and administrative                    63            27          44             32
    Research and development                      38            16          30             18
    Amortization of goodwill and
      acquired intangible assets                  49            34          37             27
    Merger, acquisition and
      restructuring charges                        -             -           -             37
                                              ------------------------------------------------

          Total operating expenses               195           115         146            152
Loss from operations                            (123)          (27)        (62)           (67)
Other income, net                                  4             2           7              3
Loss before provision for (benefit
      from) income taxes                        (119)          (25)        (55)           (64)
Provision for (benefit from)
   income taxes                                   24           (11)          8             (8)
Minority Interest                                  -             -           2              -
                                              ------------------------------------------------

Net loss                                       (143)%         (14)%       (65)%          (56)%
                                              ================================================


COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2000  AND 1999

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

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


     Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of significant support obligations, if any. Engineering service revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Revenues decreased by approximately 52%, for the three month period ended June 30, 2000, from the same period of the prior year on a pro-forma basis. The decrease in revenues is primarily due from the reduction in year 2000 product sales along with the rapid decline in retail product sales.

     COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, inventory obsolescence reserves, fees paid to an outsource-production fulfillment house, royalties paid to other software development
companies and direct costs associated with engineering services revenues.   Cost
of revenues as a percentage of revenue increased to 28% of revenues for the three-month period ended June 30, 2000, as compared to 12% of revenues for the same period of the prior year, due primarily from an adjustment to the carrying value of the inventory in the retail channel.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising, personnel and related expenses, sales commissions, travel costs, retail product merchandising and promotions. Sales and marketing expenses decreased by approximately $294,838, or 42%, for the three month period ended June 30, 2000, from the same period of the prior year primarily due to the decreased marketing efforts associated with the year 2000 pruducts and the overall reduction in sales of all of the companies products. During the quarter the company also closed its direct sales operations located in Alta Loma, CA along with the closure of its Huntington Beach, CA location where the retail channel manager was located.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel and related expenses, professional services and facilities costs. General and administrative expenses increased by approximately $53,739, or 9%, for the three month period ended June 30, 2000, from the same period of the prior year due primarily from an increase in professional service fees associated with negotiation and termination of the March 6, 2000 letter of intent and proposed asset sale to Phoenix Technologies, Inc. The company also incurred expenses related to the closure of the two California offices at the end of May 2000.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses increased by approximately $35,021, or 10%, for the three month period ended June 30, 2000, from the same period of the prior year primarily due to the effect of additional engineering work spent on diagnostic product engineering.

     INTEREST INCOME, NET. Interest income, net consists primarily of interest expense associated with a note outstanding and interest income on cash and cash equivalents, net of expenses. Interest income, net increased by approximately $1,211, or 3% for the three month period ended June 30, 2000, from the same period of the prior year due primarily to increased holdings of investments.

     AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. The Company continues to amortize the goodwill and other acquired intangibles primarily resulting from the acquisition of Unicore on a straight-line basis over approximately two years. Amortization expense decreased $200,001 or 32% for the three month period ended June 30, 2000 from the same period of the prior year. The decrease is due from the portion of the asset purchase allocation from the Unicore aqcuisition known as the Millenium Products were fully amortized at the end of the quarter ended March 2000.

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents, restricted cash totaled $846,066 at June 30, 2000. Working capital decreased from approximately $3.7 million at December 31, 1999 to approximately $340,000 at June 30, 2000. Cash and cash equivalents decreased from $2,157,904 at December 31, 1999 to $346,066 at June 30, 2000. The decrease in working capital was in part due primarily from the decreased holding of short-term investments and cash used in investing activities.

     In November 1998, Unicore negotiated a bank line of credit, which provides for borrowings up to $100,000 and bears interest at 2% over the cash collateral certificate of deposit rate (6.51% at June 30, 2000). The line of credit, which expires in November 2000, is secured by a $110,000 certificate of deposit, held at the bank, which has been classified as restricted cash at December 31, 1999. During June the company elected not to renew the line of credit and $110,000 was received and put into operations.

     Management believes that the Company's existing cash will be sufficient to fund the Company's operations at currently anticipated levels through the next twelve months.

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

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


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

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     The Company's success depends in significant part on the development, maintenance and protection of its intellectual property. The Company regards all of its software as proprietary and attempts to protect it with a combination of patents, copyrights, trademarks and trade secrets, employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions and the protection of copyright laws, it may be possible for unauthorized third parties to copy the Company's software or to reverse engineer or obtain and use information that the Company regards as proprietary. The Company licenses its object and source code under written license agreements. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed programs, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign jurisdictions do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the protections put in place by the Company will be adequate. In response to the unauthorized publication of Company software (CheckIt 98 and NetOptimizer) in two personal computer magazines in the United Kingdom in or around April, 2000, the Company made demand on the magazines to cease and desist. The Company does not intend to pursue further action in this matter.

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

               TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                            PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings

    In April, 2000, former CEO and president, Lawrence Jordan initiated a suit against the Company in federal district court in California. The Complaint alleges, among other things, violations by the Company and is principals of federal and California securities laws, breach of fiduciary duty and negligent misrepresentation. The Company filed responsive motions to dismiss and to change venue. Both motions were denied and the Company's answer to the compliant in the action is due August 28, 2000. Although the Company continues to attempt to achieve a settlement of the action, the Company intends to vigorously defend itself.

    In response to the unauthorized publication of Company software (CheckIt 98 and NetOptimizer) in two personal computer magazines in the United Kingdom in or around April, 2000, the Company made demand on the magazines to cease and desist. The Company does not intend to pursue further action in this matter.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits
        27--Financial Data Schedule

   (b)  Reports on Form 8-K
        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

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


                                                  TOUCHSTONE SOFTWARE CORPORATION
                                                           (Registrant)

            NAME                                 TITLE                               DATE
            ----                                 -----                               ----
  /s/   Pierre A. Narath            Chairman of the Board of  Directors           August 14, 2000
  -----------------------------     Chief Executive Officer and President
      PIERRE A. NARATH

 /s/   Christopher J. Gaudette      Controller, Principal Accounting Officer,     August 14, 2000
 ------------------------------     and Assistant Secretary
      CHRISTOPHER J. GAUDETTE
