Form 10QSB
period 2000-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2000-11-14
CIK 751160

================================================================================



                                  UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTER ENDED                   COMMISSION FILE NUMBER
          SEPTEMBER 30, 2000                            0-12969



                         TOUCHSTONE SOFTWARE CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                      95-3778226
  (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)



           1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS    01845
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

     The number of shares of Common Stock of the Registrant outstanding as of October 24, 2000 was 11,440,060 shares.



================================================================================

                         TOUCHSTONE SOFTWARE CORPORATION



                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION


ITEM 1.   Financial Statements

          Consolidated Balance Sheet --  September 30, 2000 ..............   3

          Consolidated Income Statements --  Three Months
          Ended September 30, 2000 and September 30, 1999
          and Nine Months Ended September 30, 2000 and
          September 30, 1999..............................................   4

          Consolidated Statements of Cash Flows -- Nine Months
          Ended September 30, 2000 and September 30, 1999.................   5

          Notes to Consolidated Financial Statements .....................  6-10


ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................ 11-19






PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings...............................................  20

ITEM 6.   Exhibits and Reports on Form 8-K ...............................  20

          Signatures......................................................  21

                         TOUCHSTONE SOFTWARE CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

ASSETS
------
Current assets:
     Cash and cash equivalents ............................................   $     97,032
     Restricted cash ......................................................        500,000
     Available-for-sale securities ........................................      1,239,892
     Accounts receivable, net .............................................        304,600
     Inventories, net .....................................................         16,054
     Note receivable ......................................................        150,000
     Prepaid expenses and other current assets ............................        108,041
                                                                              ------------
          Total current assets ............................................      2,415,619
                                                                              ------------

Investments, marketable securities ........................................         69,584
Investments, other ........................................................      1,295,796
Note receivable, shareholders .............................................        393,000
Property, plant and equipment, net ........................................         72,477
Goodwill and other intangibles, net .......................................      1,632,818
Other assets ..............................................................          6,495
                                                                              ------------
                                                                              $  5,885,789
                                                                              ============
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current liabilities:
     Current maturities of long-term debt .................................   $     22,321
     Accounts payable .....................................................        331,562
     Accrued payroll and related expenses .................................        192,055
     Deferred revenue .....................................................        222,925
     Other accrued expenses ...............................................        226,556
                                                                              ------------
          Total current liabilities .......................................        995,419
                                                                              ------------

Long-term debt ............................................................        438,379
Deferred tax liability ....................................................        264,400
Minority interest .........................................................       (113,222)
                                                                              ------------
          Total liabilities ...............................................      1,584,976
                                                                              ------------
Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
        authorized, none issued or outstanding
     Common stock, $.001 par value, 20,000,000 shares
        authorized, issued and outstanding, 11,440,060 ....................         11,440
     Accumulated other comprehensive loss .................................       (669,015)
     Additional paid-in capital ...........................................     21,026,934
     Deferred compensation ................................................        (22,791)
     Accumulated deficit ..................................................    (16,045,755)
                                                                              ------------
          Total shareholders' equity ......................................      4,300,813
                                                                              ------------
                                                                              $  5,885,789
                                                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION

                         CONSOLIDATED INCOME STATEMENTS

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           -------------------------------       -------------------------------
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2000               1999               2000               1999
                                                           ------------       ------------       ------------       ------------
(UNAUDITED)
Revenues:
     Product sales ..................................      $    775,770       $  1,569,204       $  3,338,877       $  4,713,835
     Royalty income .................................            62,722               --              172,979               --
                                                           ------------       ------------       ------------       ------------
          Net revenues ..............................           838,492          1,569,204          3,511,856          4,713,835
Cost of revenues ....................................           128,425            213,228            557,223            689,742
                                                           ------------       ------------       ------------       ------------
          Gross profit ..............................           710,067          1,355,976          2,954,633          4,024,093
                                                           ------------       ------------       ------------       ------------

Operating expenses:
     Sales, general and administrative ..............           674,057          1,512,459          2,787,360          3,711,460
     Research and development .......................           278,815            526,141          1,076,328          1,105,288
     Amortization of goodwill and acquired
       intangible assets ............................           433,731            633,732          1,434,523          1,478,698
     Merger and restructuring charges, net ..........           (61,520)              --              (61,520)         1,174,730
                                                           ------------       ------------       ------------       ------------
          Total operating expenses ..................         1,325,083          2,672,332          5,236,691          7,470,176
                                                           ------------       ------------       ------------       ------------
Loss from operations ................................          (615,016)        (1,316,356)        (2,282,058)        (3,446,083)


Gain on sale of product line ........................           319,872               --              319,872               --
Other income, net ...................................            (9,655)            86,119            173,766            176,868
                                                           ------------       ------------       ------------       ------------
Loss before provision for (benefit) from income taxes          (304,799)        (1,230,237)        (1,788,420)        (3,269,215)
Provision for (benefit) from income taxes ...........           (72,100)          (360,500)           142,968           (618,000)
                                                           ------------       ------------       ------------       ------------
Net loss before minority interest ...................          (232,699)          (869,737)        (1,931,388)        (2,651,215)
                                                           ------------       ------------       ------------       ------------
Minority interest ...................................              (300)              --              (38,000)              --
                                                           ------------       ------------       ------------       ------------
Net loss ............................................      $   (232,999)      $   (869,737)      $ (1,969,388)      $ (2,651,215)
                                                           ============       ============       ============       ============

Basic and diluted loss per share ....................      $      (0.02)      $      (0.09)      $      (0.17)      $      (0.31)
                                                           ============       ============       ============       ============

Basic weighted average shares outstanding ...........        11,440,060          9,663,744         11,440,060          8,552,306
                                                           ============       ============       ============       ============




The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                       -----------------------------
                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                           2000             1999
                                                                       -----------       -----------
Cash flows from operating activities:
     Net loss ...................................................      $(1,969,388)      $(2,651,215)
     Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
          Depreciation ..........................................           46,731           100,367
          Amortization of intangibles ...........................        1,434,524         1,478,708
          Stock options issued for consulting services ..........           83,315               992
          Minority interest .....................................          113,222              --
          Deferred taxes ........................................          140,800           618,000
          Provision for doubtful accounts .......................         (135,805)           96,645
          Gains on sale of product line .........................         (319,872)             --
          Realized gains on investments .........................         (110,156)             --
          Accounts receivable ...................................          659,036          (374,037)
          Inventories ...........................................          183,147            96,351
          Prepaid expenses and other current assets .............          102,596          (302,617)
          Other assets ..........................................           57,779               439
          Accounts payable ......................................          (52,087)         (398,645)
          Deferred revenue ......................................         (102,832)         (161,224)
          Accrued liabilities ...................................         (638,372)          543,990
                                                                       -----------       -----------
              Net cash used in operating activities .............         (507,362)         (952,246)
                                                                       -----------       -----------
Cash flows from investing activities:
     Purchase and sale of investments, net ......................       (1,192,144)        3,470,105
     Advances on notes receivable ...............................         (293,000)             --
     Purchases of property and equipment ........................           (7,585)             --
     Proceeds from sale of property and equipment ...............            1,630              --
                                                                       -----------       -----------
              Net cash provided by (used in) investing activities       (1,491,099)        3,470,105
                                                                       -----------       -----------
Cash flows from financing activities:
     Payment on long-term debt ..................................          (67,491)          (52,080)
     Proceeds from exercise of stock options ....................            5,080            16,740
                                                                       -----------       -----------
              Net cash used in financing activities .............          (62,411)          (35,340)
                                                                       -----------       -----------

Net decrease in cash and cash equivalents .......................       (2,060,872)        2,482,519
Cash and cash equivalents, beginning of period ..................        2,157,904           825,255
                                                                       -----------       -----------
Cash and cash equivalents, end of period ........................      $    97,032       $ 3,307,774
                                                                       -----------       -----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
              Interest ..........................................      $    25,219       $    26,342
                                                                       -----------       -----------
              Income taxes ......................................      $     2,168       $       800
                                                                       -----------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS. TouchStone Software Corporation ("TouchStone" or the "Company") develops, markets, and supports a line of computer problem-solving software products designed to simplify personal computer installation, support, and maintenance. TouchStone is also actively investing in B-2-B, and B-2-C e-commerce companies. As of September 30, 2000 the company held through its subsidiary TSC Investments LLC, equity interest in seven technology companies. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally through software distributors, directly to original equipment manufacturers and end users, primarily located in the United States and Canada

         At the end of 1999 the Company began the process of implementing a new business plan of investing as a minority shareholder, in a group of internet-based companies. The Company's plan envisions the Company managing a diverse network of internet-based companies and providing support and assistance to these companies. In March 2000, the Company announced a plan to change its name to TouchStone Capital Group. To date the company still operates as TouchStone Software Corporation. In March 1999, the Company acquired Unicore Software, Inc., a Massachesetts corporation ("Unicore"), and contributed the assets, products and operations of its computer diagnostic software business to Unicore. In January 2000, the Company created eSupport.com, Inc., a New Hampshire corporation ("eSupport.com"), as its wholly-owned subsidiary to handle the day-to-day activities of the Company's operational business not already in Unicore. Unicore and eSupport.com conduct the day-to-day operations of the Company's business.

         BASIS OF PRESENTATION. The 2000 consolidated financial statements of the Company include the financial statements of the Company's five subsidiaries, eSupport.com, Inc., Unicore Software, Inc., TouchStone Europe, Ltd, TSC Investments, LLC and TouchStone Investments, Inc 80% owned. The 1999 consolidated financial statements of the Company include the financial statements of the Company's two wholly owned subsidiaries, Unicore Software, Inc. and TouchStone Europe Ltd. All intercompany transactions and balances have been eliminated.

         CASH AND CASH EQUIVALENTS. The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

         INVESTMENTS. The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. Under SFAS 115, marketable security investments classified as available-for-sale are carried at fair value, with unrealized holding gains and losses, reported as a separate component of shareholders' equity. The Company's marketable investment securities consists of a portfolio of certificates of deposits, commercial paper, corporate bonds and government notes. The Company accounts for nonmarketable investments using the cost method. Realized gains and losses from the sale of investments are determined on a specific identification basis.

         ACCOUNTS RECEIVABLE. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable on a quarterly basis. During the quarter management reduced the allowance for doubtful accounts based on the reduction in accounts receivable. At September 30, 2000 the allowance for doubtful accounts was $27,000.

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

         GOODWILL. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited of three years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life or impact the recoverability of the goodwill. If such changes were to occur, the Company would use an estimate of the undiscounted future operating cash flows to determine the recoverability of the goodwill. At September 30, 2000, the balance of goodwill, net of accumulated amortization was $793,230.

         INTANGIBLE ASSETS. Intangible assets consist of developed technology purchased by the Company in business acquisitions and software acquired from third parties. At the date of acquisition, the Company evaluates the components of the purchase price of each acquisition and assesses the net realizable value of the acquired technology. In assessing net realizable value, the Company relies on several factors including historical results, projections, product cycles, customer relationships, consumer buying patterns, and other financial and nonfinancial data. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized on a straight-line basis over their estimated useful life of twelve to thirty months. At September 30, 2000, the balance of intangible assets, net of accumulated amortization was $839,591.

         LONG-LIVED ASSETS. The Company evaluates long-lived assets under Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS 121). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 1999, the Company evaluated its property and equipment and recorded $52,000 of write-down in property and equipment to be disposed and $229,000 of accrued lease expense on vacated facilities as part of merger, acquisition and restructuring charges.

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

                         TOUCHSTONE SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         AVAILABLE-FOR-SALE SECURITIES. Available-for-sale securities are reported at fair value, based on quoted market prices, with the net unrealized gain or loss reported as a component of accumulated other comprehensive income
(loss) in stockholders' equity.

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

         COMPREHENSIVE INCOME. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" (SFAS
130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. For the quarter ended September 30, 2000 the difference between the net loss reported on the statement of operations and the comprehensive loss was $669,015, for 1999 there was no difference.

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

                         TOUCHSTONE SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                                                        FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,

                                                        2000          1999
                                                        ----          ----
Weighted average number of shares outstanding:
         Basic ...................................   11,440,060     8,552,306

                         TOUCHSTONE SOFTWARE CORPORATION



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

OVERVIEW

         TouchStone Software Corporation ("TouchStone" or the "Company") develops, markets, and supports a line of computer problem-solving software products designed to simplify personal computer installation, support, and maintenance. TouchStone is also actively investing in B-2-B, and B-2-C e-commerce companies. As of September 30, 2000 the company held through its subsidiary TSC Investments LLC, equity interest in seven technology companies. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally through software distributors and directly to original equipment manufacturers and end users, primarily located in the United States and Canada

         In January 2000, the Company formed a new wholly-owned subsidiary eSupport.com, Inc., a New Hampshire corporation ("eSupport.com"), which currently conducts certain of the operations of Unicore and the day-to-day operations formerly conducted by the Company and not transferred to Unicore. Pursuant to its articles of incorporation, eSupport.com is authorized to issue 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. eSupport.com was capitalized through the issuance of 5,000,000 shares of its common stock to the Company.

         In January 2000, TSC Investments, LLC, a New Hampshire limited liability company, ("TSC") was formed to engage in the business of making investments. Under its initial Operating Agreement, TSC's sole member was TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of TSC. In an amendment to the operating agreement, Pierre Narath was designated as the manager of TSC. Subsequent to this first amendment, on March 29, 2000, the operating agreement was amended in its entirety. Under the March 29th amendment to the operating agreement, Pierre Narath remains the sole manager of TSC and TouchStone Investments, Inc., the wholly-owned susidiary holds 80 membership units. Pierre A. Narath, the Chief Executive Officer of TouchStone Software Corporation holds 17.5 units and Jason Raza, the Vice President of TouchStone Software Corporation holds 2.5 units.

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

         In May, 2000, the Company and Phoenix Technologies, Ltd. terminated the non-binding letter of intent dated as of March 6, 2000, that contemplated the transfer by the Company of its wholly-owned subsidiary, eSupport.com, Inc. along with certain other assets of the Company and its wholly-owned subsidiary, Unicore Software, Inc.

                         TOUCHSTONE SOFTWARE CORPORATION


         Effective as of the close of business on September 22, 2000, TouchStone Software Corporation (the "Company") completed the sale of the assets and intellectual property relating to the Company's CheckIt line of retail software products (all versions) known as CheckIt, FastMove (including Clean & Zip), WinCheckIt and CheckIt Net Optimizer. The assets were sold to Smith Micro Software, Inc. ("Smith Micro") of Aliso Viejo, California. In the sale, the Company received cash in the amount of $25,000.00 and 108,000 shares of Smith Micro common stock. The Smith Micro shares were issued to the Company in a sale exempt from registration under Section 3(a)(10) of the Securities Act of 1933. Accordingly, such shares are not subject to restrictions on resale by the Company.

         During the quarter the company closed its German office located at Sonnenstrasse 26B, 85622 Feldkirchen, Germany. Effective September 30, 2000, TouchStone Software Corporation (the "Company") entered into an Assumption and Settlement Agreement with Alexei A. Piatetsky ("Piatetsky"), former General Manager, TouchStone Europe, for certain of its assets and liabilities. The company and Piatetsky have agreed to terminate his employment contract, he will acquire all rights to the Software product CardWare(R) 6.0, the assets related to the office and all the company's obligations and liabilities arising out of the office and or related to the use and ownership of the software. The agreement grants the Company an exclusive software distribution license for all existing versions as well as future version in the United Sates and Canada.

         As of September 30, 2000, the Company has equity investments in the following companies:

         A $663,000 investment for 260,000 shares of Series A convertible preferred stock of PartsBase.com, a provider of Internet business-to-business e-commerce services for the aviation industry. In March 2000, PartsBase.com completed an initial public offering and is trading on Nasdaq under the ticker symbol PRTS. As of Septenber 30, 2000 the investment was valued at $910,000.

         A $178,500 investment for 116,667 shares of Series A convertible preferred stock of SupplyAccess, Inc., a provider of Internet business-to-business, e-commerce services for Fortune 1000 and government customers. SupplyAccess, Inc. is a subsidiary of En Pointe Technologies, Inc.,
Nasdaq: ENPT.

         A $535,500 investment for 262,500 shares of Series A convertible preferred stock of Xdimensional formerly (Fuher and Associates, Inc), (FAI), a provider of integrated technology products and operational solutions to the insurance industry.

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

         Two bridge financing agreements, in which the Company made loans in the aggregate principal amount of $775,000 to Entertainment Boulevard, Inc. ("EBI") and received an aggregate of 310,000 warrants to purchase EBI common stock. During the quarter the loans were converted, the Company received 128,438 and 265,927 shares of Entertainment Boulevard's common stock, in lieu of repayment of the $250,000 and $525,000 cash and interest payable on the two notes. The Company received an additional 155,000 warrants to purchase EBI common stock in lieu of a cash repayment. EBI owns Vidnet, which is a provider of streaming entertainment related media on the Internet and a media encoding service provider. During the quarter Mr. Narath was named the acting CEO for Entertainment Boulevard. As of September 30, 2000 the shares held in EBLD were valued at $49,296. EBI's common stock currently trades on the OTC BB: EBLD.

                         TOUCHSTONE SOFTWARE CORPORATION


         A bridge financing agreement, in which the Company made a $150,000 loan to, and received 41,584 shares of common stock of, eNucleus, Inc. It's product, eNucleus Platform Solution (eNPS) provides an integrated environment which delivers high speed Internet transport, licensed e-business enabling software and web hosting. Nucleus, Inc, delivers the digital building blocks for businesses to conduct electronic commerce over the Internet. The note originally called for repayment on July 6, 2000, which the management of eNucleus extended until November 3, 2000. To date the Company has not received repayment and has submitted a letter to the CEO of eNucleus claiming default on the loan. As of September 30, 2000 the shares held in eNucleus were valued at $22,092. eNucleus, Inc. currently trades on the OTC BB: ENCS

         TouchStone's operating model is to combine the talents of its management team with those of its portfolio companies. Each of these companies holds niche positions, with leadership potential, in Internet sectors. TouchStone owns and invests currently in business-to-business and business-to-consumer companies that fall into one of four core areas of the Internet economy:

o Marketing companies offering technologies, products and services for computer diagnostic tools and advanced software solutions.

o E-commerce companies offering products and services for consumers and businesses, connecting consumers to products and products to consumers, as well as businesses to products and products to businesses.

o Content and community companies with comprehensive sources of information and systems to connect geographically dispersed individuals and groups.

o Enabling technology companies that deliver strategy, services and technologies to help dot.com and traditional corporations exploit the potential of the Internet.

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

                         TOUCHSTONE SOFTWARE CORPORATION

PRODUCTS

The following table sets forth the TouchStone products currently marketed by the
Company:

                                                                                       INITIAL RELEASE
======================================================================================================
PRODUCT TITLE         DESCRIPTION                                                          DATE
======================================================================================================
BIOS                  The BIOS is the control center of any PC or compatible.        Current
UPGRADE SOLUTIONS     Without a properly functioning one, the operating system
                      will not run correctly, devices will not configure, and
                      the system will fail. The Company's BIOS upgrades
                      solutions (known as firmware), allow end-users to keep
                      their systems current by enabling the latest technology,
                      such as large drive support, increased RAM size, processor upgrades, etc. Once the BIOS upgrade is installed the
                      operating system (Windows, Linux, etc) will then be able
                      to manage new technology add-ons.


CARDWARE(R)6.0        CardWare enables PCs and other electronic devices to           November 1999
                      recognize, install, configure and operate peripheral
                      devices that comply with PCMCIA standards. CardWare
                      provides a number of benefits over traditional PC Card
                      software, including the efficient use of system memory,
                      greater portability, ease of maintenance and a more
                      modular design. CardWare can be tailored to an OEM's needs to work with the OEM's power management and plug and play
                      specifications. CardWare is also available in a single
                      user version. A software development kit is available for
                      designers who wish to use our tools to help design their
                      PC Card products. CardWare was designed to operate with
                      Windows NT4.0, DOS & OS/2 solutions.


CHECKIT PE(R) 7.0     CheckIt 7.0 Portable Edition is a modular PC testing and       January 2000
PORTABLE EDITION      diagnostics tool expressly designed for computer
                      manufacturers, resellers and repair centers. Designed to
                      meet the requirements of demanding professional users, it
                      brings the power of a professional testing laboratory to
                      anyone who installs, checks, develops, refurbishes, or
                      repairs PC hardware. CheckIt 7.0 PE was developed for use
                      by PC manufacturers and after-market professionals - at
                      varying levels and with varying technical requirements.


POSTCARD Postcard is a plug-in diagnostic card to aid MIS professionals and PC end-users alike to determine the causes of their system failures. It requires no operating system to run and works on any PC or compatible.


                         TOUCHSTONE SOFTWARE CORPORATION


RESULTS OF OPERATIONS

         The following is a discussion of the financial condition and results of operations of the Company as of September 30, 2000 and September 30, 1999 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

         The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                 2000        1999        2000        1999

Revenues:
    Product sales                                 93%        100%         95%        100%
    Royalty income                                 7          --           5          --
Net revenues                                     100         100         100         100
Cost of revenues                                  15          14          16          15
Gross profit                                      85          86          84          85
Operating expenses:
    Sales, general and administrative             80          96          79          79
    Research and development                      33          34          31          23
    Amortization of goodwill and
      acquired intangible assets                  52          40          41          31
    Merger and restructuring charges, net         (7)         --          (2)         25
                                                 ---------------------------------------
                  Total operating expenses       158         170         149         158

Loss from operations                             (73)        (84)        (65)        (73)
Gain on sale of product line                      38          --           9          --
Other income, net                                 (1)          5           5           4
Loss before provision for (benefit from)
    income taxes                                 (36)        (78)        (51)        (69)
Provision for (benefit from) income taxes         (9)        (23)          4         (13)
Minority Interest                                 --          --           1          --
                                                 ---------------------------------------
Net loss                                         (28)%       (55)%       (56)%       (56)%
                                                 =======================================

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000  AND 1999

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

                         TOUCHSTONE SOFTWARE CORPORATION


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

         Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of significant support obligations, if any. Engineering service revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Revenues decreased by approximately 47%, for the three month period ended September 30, 2000, from the same period of the prior year. The decrease in revenues is primarily due to the company's departure from the retail industry.

         COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, inventory obsolescence reserves, fees paid to an outsource-production fulfillment house, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue increased to 15% of revenues for the three-month period ended September 30, 2000, as compared to 14% of revenues for the same period of the prior year.

         SALES, GENERAL AND ADMINISTRATIVE. Sales, general and admistrative expenses consist primarily of advertising, personnel and related expenses, sales commissions, travel costs, retail product merchandising, promotions, professional services and facilities costs. Sales, general and administrative expenses decreased by approximately $838,402 or 55%, for the three month period ended September 30, 2000, from the same period of the prior year. This decerease results primarily from the second quarter closing of the direct sales operations located in Alta Loma, CA along with the closure of the Huntington Beach, CA location where the retail channel manager and an engineer were located.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses decreased by approximately $247,326, or 47%, for the three month period ended September 30, 2000, from the same period of the prior year primarily attributable from a reduction in engineering staff.

         MERGER AND RESTRUCTURING CHARGES, NET. During the first quarter of 1999, the Company recorded an accrual for merger and restructuring charges in connection with the Unicore acquisition. During the quarter ended September 30, 2000 the company's merger and restructuring activities were completed and all related costs expended. As a result, income in the amount of $61,520 has been recognized for the difference between the actual expenses incurred and the original accrual.

         OTHER INCOME, NET. Interest income, net consists primarily of interest expense associated with a note outstanding and interest income on cash and cash equivalents, net of expenses. Interest income, net decreased approximately $95,774, or 111% for the three month period ended September 30, 2000, from the same period of the prior year due primarily to decreased holdings of investments.

         GAIN ON SALE OF PRODUCT LINE. The recognized gain of $319,872 represents the sale of the assets and intellectual property relating to the Company's CheckIt line of retail software products (all versions) known as CheckIt, FastMove (including Clean & Zip), WinCheckIt and CheckIt Net Optimizer. The assets were sold to Smith Micro Software, Inc. ("Smith Micro") of Aliso Viejo, California. In the sale, the Company received cash in the amount of $25,000.00 and 108,000 shares of Smith Micro common stock. The Smith Micro shares were issued to the Company in a sale exempt from registration under
Section 3(a)(10) of the Securities Act of 1933. Accordingly, such shares are not subject to restrictions on resale by the Company.

         AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. The Company continues to amortize the goodwill and other acquired intangibles primarily resulting from the acquisition of Unicore on a straight-line basis over

                         TOUCHSTONE SOFTWARE CORPORATION


approximately two years. Amortization expense decreased $200,000 or 32% for the three month period ended September 30, 2000 from the same period of the prior year due to the portion of the asset purchase allocation from the Unicore aqcuisition known as the Millenium Products, which was fully amortized at the end of the quarter ended March 2000. The quarterly effects of the goodwill and intangible amortization expense will decrease after the first quarter ended 2001 and then again after the third quarter ended 2001. The remaining goodwill and intangible will be expensed, assuming no new acquisitions take place, through the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash,cash equivalents, retricted cash and available-for-sale securities totaled $1.8 million at September 30, 2000. Working capital decreased from approximately $3.7 million at December 31, 1999 to approximately $1.4 at September 30, 2000. Cash and cash equivalents decreased from $2,157,904 at December 31, 1999 to $97,032 at September 30, 2000. The
decrease in working capital was in part due primarily from the decreased holding of short-term investments and cash used in investing activities.

         Management believes that the Company's existing cash and available-for-sale securities will be sufficient to fund the Company's operations at currently anticipated levels through the next twelve months.

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

POTENTIAL CHANGE IN THE NATURE OF THE COMPANY'S BUSINESS

         In March 2000, the Company announced a plan to change its name to TouchStone Capital Group. At the end of 1999, the Company had also begun the process of implementing a new business plan of investing as a minority shareholder, in a group of technology companies. The Company's plan envisions providing management assistance and support to a diverse network of internet-based companies.

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

         Future growth of the Company will require additional engineering, sales and marketing, and financial and administrative personnel to expand customer services and support and to expand operational and financial systems. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations could be adversely affected.

MANAGEMENT

         The Company's ability to compete effectively and manage future growth will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, and to expand, train and manage its work force. There can be no assurance that the Company will be able to do so successfully, and the failure to do so would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's success will depend to a significant degree on the ability of its executive officers and other members of its senior management, none of whom has prior experience managing public companies in their current roles, to manage future growth.

                         TOUCHSTONE SOFTWARE CORPORATION


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

VOLATILE MARKET FOR STOCK

         The market for the Company's stock is highly volatile. The trading price of the Company's Common Stock has been and will continue to be subject to fluctuations in response to financial condition, results of operations, announcements of technological innovations or new products by the Company and its competitors, changes in the Company's or its competitors' product mix or product direction, changes in the Company's revenue mix and revenue growth rates, changes in expectations of growth for the PC industry, as well as other events or factors which the Company may not be able to influence or control. Statements or changes in opinions, ratings or earnings estimates made by brokerage firms and industry analysts relating to the market in which the Company does business, companies with which the Company invests in or competes with could have an immediate and adverse effect on the market price of the Company's stock.

                         TOUCHSTONE SOFTWARE CORPORATION

                           PART II--OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         In April, 2000, former CEO and president, Lawrence Jordan initiated a suit against the Company in federal district court in California. The Complaint alleges, among other things, violations by the Company and its principals of federal and California securities laws, breach of fiduciary duty and negligent misrepresentation. The Company filed responsive motions to dismiss and to change venue. Both motions were denied. Although the Company continues to attempt to achieve a settlement of the action, the Company intends to vigorously defend itself.

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





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27 -- Financial Data Schedule




         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                         TOUCHSTONE SOFTWARE CORPORATION





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


                                                TOUCHSTONE SOFTWARE CORPORATION
                                                         (Registrant)



            NAME                                     TITLE                                       DATE
            ----                                     -----                                       ----



   /s/  Pierre A. Narath                Chairman of the Board of Directors,                  November 14, 2000
---------------------------------       President and Chief Executive Officer
        PIERRE A. NARATH




   /s/  Christopher J. Gaudette         Controller, Principal Accounting Officer,            November 14, 2000
---------------------------------       and Assistant Secretary
        CHRISTOPHER J. GAUDETTE



