Form 10KSB
period 2000-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2001-04-17
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from                   to
                                        -----------------    -------------------

                         Commission File Number 0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
                         -------------------------------
             (Exact name of Registrant as Specified in its Charter)

              Delaware                                   95-3778226
--------------------------------------       -----------------------------------
    (State or other jurisdiction of           (IRS Employer Identification No.)
   Incorporation or Organization)

1538 Turnpike Street, North Andover, Massachusetts                01845
--------------------------------------------------             -----------
      (Address of Principal Executive Offices)                  (Zip Code)

(Registrant's Telephone Number including Area Code):  (978) 686-6468
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended December 31, 2001 were $3,963,295.

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $1,095,967 as of April 10, 2001.

On April 10, 2001, the Registrant had outstanding 11,440,060 shares of voting Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check One):
         Yes  [ ]  No  [X]

================================================================================

                         TOUCHSTONE SOFTWARE CORPORATION

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS

                                     PART I.

Item 1.   Description of Business ........................................ 3-9
Item 2.   Description of Properties.......................................  9
Item 3.   Legal Proceedings...............................................  9
Item 4.   Submission of Matters to a Vote of Security Holders............. 10

                              PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................. 11
Item 6.   Management's Discussion and Analysis or Plan of Operation....... 11-16
Item 7.   Financial Statements............................................ 17-39
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......................................  39

                              PART III.

Item 9.   Directors, Executive Officers and Control Persons...............  40
Item 10.  Executive Compensation.......................................... 41-42
Item 11.  Security Ownership of Certain Beneficial Owners and Management..  43
Item 12.  Certain Relationships and Related Transactions.................. 43-44
Item 13.  Exhibits and Reports on Form 8-K................................  44

                                     PART I

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in Item 1, "Description of Business," Item 6, "Management's Discussion and Analysis or Plan of Operations" and elsewhere in this Annual Report on Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

         TouchStone Software Corporation, Inc. and its consolidated subsidiaries, ("TouchStone" or "the Company") is a provider of system management software, which includes basic input/output ("BIOS") software upgrades, personal computer ("PC") diagnostics for personal computers and embedded systems. System management software is one of the fundamental layers in any microprocessor-based system (including PCs) architecture and provides an essential interface between the system's operating software and hardware. Organized in 1982 as a California corporation, the Company reincorporated in Delaware in January 1997. The Company's executive offices are located at 1538 Turnpike Street, North Andover, Massachusetts 01845, and its telephone number is (978) 686-6468.

         The Company was formerly a developer and publisher of utility software used to set up, maintain and manage personal computers and networks. The Company's utility software was classified into three areas: diagnostic software, Internet optimization software and file transfer software. The CheckIt product line, a family of system diagnostics, is designed to meet the needs of consumers and service technicians. The CheckIt product line was sold as part of the asset purchase agreement with Smith Micro Software, Inc (SMSI) dated September 30, 2000. Effective as of the close of business on September 22, 2000, TouchStone Software Corporation (the "Company") completed the sale of the assets and intellectual property relating to the Company's CheckIt line of retail software products (all versions) known as CheckIt, FastMove (including Clean & Zip), WinCheckIt and CheckIt Net Optimizer. The assets were sold to Smith Micro Software, Inc. ("Smith Micro") of Aliso Viejo, California. In the sale, the Company received cash in the amount of $25,000.00 and 108,000 shares of Smith Micro common stock. The Smith Micro shares were issued to the Company in a sale exempt from registration under Section 3(a)(10) of the Securities Act of 1933. Accordingly, such shares are not subject to restrictions on resale by the Company. Along with the Asset purchase agreement the Company entered into an exclusive software distribution license for all existing versions as well as future versions for CheckIt PE(R) 7.0 Portable Edition.

         In January 2000, the Company formed eSupport.com, Inc. (a New Hampshire Corporation), a wholly-owned subsidiary, which currently conducts the day to day operations formerly conducted by TouchStone Software Corporation. Pursuant to its' articles of incorporation, eSupport.com is authorized to issue 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. eSupport.com was capitalized through the issuance of 5,000,000 shares of its common stock to TouchStone Software Corporation. ESupport currently conducts the day to day operations similar to that of the way Unicore Software once did. Unicore, know a wholly-owned non-operating subsidiary was founded in 1989 and supplied primarily BIOS software upgrades. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC.

         During the past several years, eSupport (formerly Unicore) has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software, PC Card software and NRE (non-recurring engineering) services to both end-users and OEM customers. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. ESupport believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available.

         Esupport's customers include primarily end-users, enterprises such as a majority of Fortune 500 corporations, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. Unicore markets and licenses its products and services worldwide.

         During 2000 the Company continued investing a significant amount of its cash, in a group of internet-based companies, its portfolio companies, as minority shareholders. The Company's plan envisions it acting, assisting and managing a diverse network of internet-based companies.

         TouchStone Investments, Inc. (a New Hampshire corporation) a wholly-owned subsidiary of TouchStone Software Corporation was formed during January 2000 for the principal purpose engaging in the business of managing the investment portfolio, by serving as a member of TSC Investments, LLC. Under its articles of incorporation, TouchStone Investments, Inc., is authorized to issue 100,000 shares of common stock, par value $.01 per share, no other classes of stock have been authorized. TouchStone Investments, Inc. was capitalized through the issuance of 10,000 shares of its common stock to TouchStone Software Corporation.

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

         In connection with the establishment of TSC Investments, LLC, the Company entered into a promissory note in which they agreed to loan TSC Investments, LLC up to $4,000,000 to be used to make strategic investments in high tech related companies. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled repayments set to begin in January 2002.

         TSC Investments, LLC entered into a promissory note in which they agreed to advance Metro Investments, LLC up to $500,000. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled repayments set to begin in January 2002. Metro is owned 100% by Pierre Narath and Jason Raza.

         Through minority interests, TouchStone's portfolio is comprised of well-managed, late stage technology companies with market presence in e-commerce, content, community and enabling technologies. TouchStone owns and invests currently in business-to-business and business-to-consumer companies that fall into one of four core areas of the Internet economy:

o Marketing companies offering technologies, products and services for computer diagnostic tools and advanced software solutions.
o E-commerce companies offering products and services for consumers and businesses, connecting consumers to products and products to consumers, as well as businesses to products and products to businesses.
o Content and community companies with comprehensive sources of information and systems to connect geographically dispersed individuals and groups.
o Enabling technology companies that deliver strategy, services and technologies to help dot.com and traditional corporations exploit the full potential of the Internet

         Effective September 30, 2000 the Company closed its German office located at Sonnenstrasse 26B, 85622 Feldkirchen, Germany. TouchStone Software Corporation (the "Company") entered into an Assumption and Settlement Agreement with Alexei A. Piatetsky ("Piatetsky"), former General Manager,

TouchStone Europe, for certain of its assets and liabilities. The company and Piatetsky have agreed to terminate his employment contract, he will acquire all rights to the Software product CardWare(R) 6.0, the assets related to the office and all the company's obligations and liabilities arising out of the office and or related to the use and ownership of the software. The agreement grants the Company an exclusive software distribution license for all existing versions as well as future versions in the United Sates and Canada.

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

PRODUCTS

The following table sets forth the products currently marketed by the Company:

--------------------------------------------------------------------------------
PRODUCT TITLE         DESCRIPTION
--------------------------------------------------------------------------------

BIOS                  The BIOS is the control center of any PC or compatible.
UPGRADE SOLUTIONS     Without a properly functioning one, the operating system
                      will not run correctly, devices will not configure, and the system will fail. The Company's BIOS upgrades solutions (known as firmware), allow end-users to keep their systems current by enabling the latest technology, such as large drive support, increased RAM size, processor upgrades, etc. Once the BIOS upgrade is installed the operating system (Windows, Linux, etc) will then be able to manage new technology add-ons.

LBA PRO The LBA Pro provides the ability to support large EIDE hard drives without needing to upgrade the system BIOS. The LBA Pro allows will break the various BIOS imposed limits on a system without having to rely on disk overlays or software drivers. The LBA Pro card is a small plug-in card designed to fit into a standard 8-bit XT/AT slot.

DUAL PRO The Dual Pro combines the capabilities of both the LBA Pro and Millennium Pro cards. The Dual Pro offers the ability to recognize large EIDE hard drives, as well as compliance for the Year 2000 rollover. The Dual Pro card is a small plug-in card designed to fit into a standard 8-bit XT/AT slot.

CARDWARE(R)6.0        CardWare enables PCs and other electronic devices to
                      recognize, install, configure and operate peripheral devices that comply with PCMCIA standards. CardWare provides a number of benefits over traditional PC Card software, including the efficient use of system memory, greater portability, ease of maintenance and a more modular design. CardWare can be tailored to an OEM's needs to work with the OEM's power management and plug and play specifications. CardWare is also available in a single user version. A software development kit is available for designers who wish to use our tools to help design their PC Card products. CardWare was designed to operate with Windows NT4.0, DOS & OS/2 solutions.

CHECKIT PE(R) 7.0     CheckIt 7.0 Portable Edition is a modular PC testing and
PORTABLE EDITION      diagnostics tool expressly designed for computer
                      manufacturers, resellers and repair centers.
                      Designed to meet the requirements of demanding professional users, it brings the power of a professional testing laboratory to anyone who installs, checks, develops, refurbishes, or repairs PC hardware. CheckIt 7.0
                      PE was developed for use by PC manufacturers and after-market professionals - at varying levels and with varying technical requirements.

ISA POSTCARD          The ISA Postcard is a plug-in diagnostic card to aid MIS
                      professionals and PC end-users alike to determine the causes of their system failures. It requires no operating system to run and works on any PC or compatible. The ISA
                      POSTcard can be plugged into any XT, AT, ISA or EISA compatible expansion slot and in seconds POSTcard is displaying test results, often pinpointing the exact bad component. The POSTcard V3 user's manual lists the BIOS
                      POST codes of all major BIOS vendors.


PCI POSTCARD          The PCI Postcard is a plug-in diagnostic card to aid MIS
                      professionals and PC end-users alike to determine the causes of their system failures. It requires no operating system to run and works on any PC or compatible. The PCI
                      POSTcard can be plugged into any PCI expansion slot and in seconds POSTcard is displaying test results, often pinpointing the exact bad component. The PCI POSTcard user's manual lists the BIOS POST codes of all major BIOS vendors.


POSTCARD V3           The POSTcard V3 is a plug-in diagnostic card to aid MIS
                      professionals and PC end-users alike to determine the causes of their system failures. The POSTcard V3 does not require an operating system to operate. Simply plug the POSTcard V3 into any 8 or 16 bit slot to begin troubleshooting the system. In seconds the POSTcard V3 is monitoring the BIOS POST (Power-On-Self-Test) sequence.
                      Each BIOS POST test is displayed on the easy to read LED display on the POSTcard V3. The POSTcard V3 will help you pinpoint and resolve IRQ and DMA conflicts by monitoring actual activity on DMA and IRQ lines. The POSTcard V3 user's manual lists the BIOS POST codes of all major BIOS vendors.

CBROM An AwardBIOS combination utility. CB ROM allows an OEM to combine third-party firmware and other ROM-resident files with the AwardBIOS in a flash memory chip. CBROM supports 1-MB and 2-MB flash memory chips. MODBIN is an executable program that offers many customization features for AwardBIOS for IBM Personal Computer and compatible systems.

MODBIN MODBIN is a menu driven program that will take you menu by menu through the customization process.

SERVICES

The following table sets forth the services currently marketed by the Company:

--------------------------------------------------------------------------------
SERVICE               DESCRIPTION
--------------------------------------------------------------------------------

BIOS                  For over a decade TouchStone Software has worked closely
ENGINEERING           with industry leaders, Phoenix Technologies and Award
AND OEM               Software. TouchStone Software is a full-service
SERVICES              engineering company with software and hardware engineers
                      that have extensive experience in BIOS development, embedded designs, and all aspects of the system management software design and development. As an independent authorized distributor of Award/Phoenix, TouchStone
                      Software has access to the very latest source code and development techniques. With hundreds of successful project completions, TouchStone Software is uniquely suited to engineer BIOS solutions. Working together with customers to deliver quality products to market ON TIME is our goal.

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

         The product planning and development process begins with research and analysis by both the marketing and development groups. The Company's products require varying degrees of development time, which frequently depends on the general complexity of the product. The typical length of research and development time ranges from six to twelve months. Prior to release, each product undergoes careful quality assurance testing that involves usability testing with external evaluators and a technical review of each component of the final product and testing on specific hardware platforms. The Company endeavors, with the assistance of personal computer hardware, software, and peripheral suppliers, to identify potential conflicts and other factors that could lead to problems with personal computers due to incompatibility with evolving technology. The Company then adapts its "core" technology to develop products, or enhances existing ones, designed to assist the user in resolving problems or adapting to new technological environments.

         The BIOS Upgrade business is part of a fast changing industry. The ability of the Company to grow or to achieve reliable sources of cash flow is dependent to a large extent on the ability of the Company to develop new products and new versions of existing products. Given the results of the last three years, and the competitive factors affecting the software industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing and developing products that can compete profitably in this industry. Furthermore, the Company has encountered new proprietary technologies being used by motherboard manufacturers, which are significantly more complex than those previously encountered in the development of the Company's products. This may result in significant delays and greater expense than normally encountered by the Company in the development of its products.

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

         During 2000 and 1999, royalty expenses were approximately $214,000 and $517,000, respectively. The decrease in royalty expense from 2000 to 1999 is directly attributable to a reduction in sales of those products the company pays royalties on. The Millennium ProCard, a year 2000 upgrade solution and the BIOS upgrade products, both declined nearly 96% and 39% respectively due to the desire of users to upgrade their computer systems in anticipation of the Year 2000 changeover in 1999

DISTRIBUTION, SALES, AND MARKETING

         The Company currently markets its products via a direct inbound and outbound sales force and the Internet. Through September 30, 2000 the Company sold its products primarily through software distributors for resale to the retail sales channel and through a direct inbound and outbound sales force. In 1999, Ingram Micro, Tech Data and Merisel were the main distributors used by the company.

         The Company's sales force as of April 10, 2001 consisted of a direct sales team of about 6 individuals who receive salary and commissions. The Company also utilizes outside consultants in its marketing efforts, including design and development of product packaging, advertisements, and promotional items.

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

COMPETITION

         The market for BIOS Upgrade products is intensely competitive and constantly changing. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company's products. Many of these firms has substantially greater financial, technical personnel and marketing resources than the Company. Moreover, there are no proprietary barriers to entry into the BIOS Upgrade market that could keep competitors from developing and selling and or giving away products, which compete with those marketed by the Company. Increased competition may result in reduction in consumer demand of the Company's products; and any of these events, which could have a material adverse effect on the Company's operating results.

         The Company faces increasing pricing pressures from the industry wide price wars for PC Hardware and, accordingly, competitive pressures may require the Company to reduce its prices. In addition, to the extent that Microsoft or other companies incorporate features comparable or superior (either in perception or reality) to those offered by the Company into a new version of Windows, or other products (or separately offer such products), sales of the Company's products could be materially adversely affected. As a result, the Company's products could be rendered noncompetitive or obsolete.

         While the Company is continually in the process of developing and enhancing existing product lines, the Company possesses considerably less financial and human engineering resources than other companies who are already leaders in the software industry.

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

EMPLOYEES

         On March 31, 2001, the Company had 20 full-time employees and one part-time employee. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

         The Company maintains its offices and research and development function in a facility containing approximately 4,800 square feet in North Andover, Massachusetts, as a tenant at will. Its data server is located in Boston, Massachusetts, in a facility operated and maintained by Verio, Inc. The Company rents the office from a related party real estate trust, owned 100% by Pierre Narath, TouchStone's Chief Executive Officer. The lease contained a provision for a separate five-year renewal option at an annual rent expense of no greater than 50% of the rent, as defined in the agreement. As of March 31, 2001 the Company and Mr. Narath are still negotiating the provisions of a future lease. Rental payments to the related real estate trust in 2000 and 1999 were $104,000 and $87,000, respectively. The Company had a five-year lease for approximately 15,700 square feet of office space in Huntington Beach, California that expired on March 31, 2000. As part of the relocation of all of the company's assets this facility was closed on March 31, 1999.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         In April 2000, a former CEO and president of Touchstone Software Corporation, initiated a lawsuit against the Company in federal district court in California. The Complaint alleges, among other things, violations by the Company and its principals of federal and California securities laws, breach of fiduciary duty and negligent misrepresentation. The Company filed responsive motions to dismiss and to change venue. Both motions were denied. Although the Company continues to attempt to achieve a settlement of the action, the Company intends to vigorously defend itself.

         The Company is also subject to other legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         During the quarter ended December 31, 2000 the Company did not submit any matter to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

         The Company's Common Stock was traded on The Nasdaq National Market from May 19, 1995, until July 9, 1999 under the symbol "TSSW." In July 9, 1999, the NASDAQ Listing Qualification Panel (the "Panel") determined to delist the Company's shares from the NASDAQ National Market and noted the Company did not comply with the requirements for continued listing on the NASDAQ Small Cap Market. The Panel based its decision primarily on its lack of confidence in the Company's ability to achieve and maintain compliance with the minimum bid price requirement of Rule 4450(a)(5). The Panel also cited its concern that the Company would not maintain the level of net tangible assets required by Marketplace Rule 4450(a)(3). The Company's shares now trade on the OTC Bulletin Board. The high and low closing sale prices for a share of the Company's Common Stock set forth below for the periods indicated are as reported on the OTC Bulletin Board:

2001 - Quarter ended                         Low                    High
--------------------                         ---                    ----
March 31, 2001                              0.19                    0.27

2000 - Quarter ended
--------------------
December 31, 2000                           0.19                    0.33
September 30, 2000                          0.33                    0.78
June 30, 2000                               0.59                    1.88
March 31, 2000                              0.72                    3.25

1999 - Quarter ended
--------------------
December 31, 1999                           0.38                    1.16
September 30, 1999                          0.41                    1.06
June 30, 1999                               0.94                    1.75
March 31, 1999                              0.69                    1.56

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

         As of December 31, 2000, there were approximately 2,964 holders of record of TouchStone's common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

         This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed under the caption "Business Risks" contained herein.

GENERAL

         During 2000, the Company experienced a decrease in revenues and an increase in operating losses. In part this was attributable to the continued competition related to the retail industry.

         The Company's revenues consist of product sales and royalty income. Royalty income is derived from sales of the Company's products under agreements with co-publishers, and OEM customers in the United States.

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

         Cost of sales includes the cost of blank diskettes, compact disks, software duplication, packaging materials and user manuals, in addition to royalties paid to other software development companies under various agreements, and inventory obsolescence reserves. Sales and marketing expense consists primarily of salaries and commissions paid to the Company's sales, customer service and technical support personnel. The Company's products can be expected to have short product life cycles, characterized by decreases in retail prices as a given product's life cycle advances.

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

         The unaudited quarterly financial information of the Company has been restated for the third quarter to reflect the effect of year-end audit adjustments. These adjustments related primarily to the writeoff of the remaining value of its CardWare product in connection with the closing of the Germany branch. The selected information as filed by the Company on Form 10-Q is presented below. The selected information, as restated, reflects all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the period presented.

                                                         Q3             Q3
                                                     AS FILED ON   PRO FORMA AS
                                                    ON FORM 10Q       ADJUSTED
                                                    -----------       --------

        Net revenues                                 $ 838,492       $ 838,492
        Provision for (benefit from) income taxes     ( 72,140)       ( 72,100)
        Net loss                                      (232,999)       (430,616)
        Net loss per share                               (0.02)          (0.04)

         The following information should be read in conjunction with the audited consolidated financial statements included herein. All dollar amounts presented have been rounded to the nearest thousand and all percentages are approximate.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

                                                        2000             1999
                                                        ----             ----
Revenues:
         Product sales                                  94.5%            98.3%
         Royalty income                                  5.5              1.7
                                                       -----            -----
         Total revenues                                100.0            100.0

Cost of revenue                                         14.8             16.6
                                                       -----            -----
         Gross profit                                   85.2             83.4

Sales, marketing, general and Administrative            79.5             63.7
Research and development                                32.0             23.3
Impairment of goodwill and intangibles                  28.3              -
Amortization of goodwill and acquired intangibles       44.1             31.3
Merger, acquisition and restructuring                    -               17.4
                                                       -----            -----
Total operating expenses                               183.9            135.7
                                                       -----            -----
Loss from operations                                   (98.7)           (52.3)
                                                       -----            -----
Gain on sale of product line                             4.6              -
Loss on investments                                    (30.0)             -
Other income, net                                        4.4              4.2
                                                       -----            -----
Loss before taxes                                     (119.7)           (48.1)
Benefit from income taxes                                3.1             13.7
                                                       -----            -----
Net loss                                              (116.6)%          (34.4)%
                                                       =====            =====

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         REVENUES. Total product sales decreased almost 43.5% from $6,628,000 in 1999 to $3,744,000 in 2000 due primarily to the sale of the retail product line, mainly the CheckIt family of products, along with the closure of the direct sales office and the European office during 2000.

         GROSS PROFIT. Gross profit as a percentage of total revenues improved from 83.4% in 1999 to 85.2% in 2000 because of a reduction in retail sales, which have a lower-gross margin. Royalty expense decreased from $517,000 in 1999 to $214,000 in 2000. This decrease was due in part from a decrease in the percentage of royalty paid to Phoenix, from 17% during parts of 1999 to 10% in 2000, along with a significant decrease in the sale of the products the Company pays a royalty on to Phoenix Technologies.

         SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, marketing, general and administrative expenses decreased approximately 27% from $4,297,000 in 1999 to $3,151,000 in 2000, primarily associated with the overall reduction of staff as part of the Company's continued efforts at bringing the number of employees in line with current revenues. Lower advertising costs, and lower promotional costs related directly from the sale of the retail family of products. With the reduction in sales, sales, marketing, general and administrative expenses increased as a percentage of total revenues from 63.7% in 1999 to 79.5% in 2000. The company paid a significant amount professional fees during 2000. The increase in professional fees was primarily attributable to the legal and accounting work related to the Phoenix Technologies asset purchase agreement. The company also experienced an increase in travel expense. This increase was mainly due in part to the travel related to the due diligence performed in relation to the investment portfolio.

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expense from $1,572,000 in 1999 to $1,269,000 in 2000 is attributable to decreased staff, outside consultants and overhead, which were all due in part to the sale of the CheckIT family of products. Research and development expense increased as a percentage of total revenues from 23.3% in 1999 to 32% in 2000. This percentage increase is a result of sales declining at a much faster rate than the overall research and development expenses.

         AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Goodwill associated from the acquisition of Unicore is being amortized over three years. Purchased software related from the purchase price allocation of the Unicore products along with the purchase of Cardware are being amortized over their estimated useful lives of twelve to thirty months. The company recorded $2,112,439 in 1999 and 1,749,524 during 2000 in amortization charges. As a result of the company continuing to operate at a significant loss, an impairment review of such assets was performed during the fourth quarter. An operating plan was developed to project future revenue by product line. These projections were used as a basis in measuring the asset impairment charge. An operating plan was developed to project future revenue by product line. These projections were used as a basis in measuring the asset impairment charge. The Company concluded that the remaining portion of both the goodwill and the other intangible assets with respect to the present value of expected cash flow was fully impaired and recorded an impairment loss in the amount of $1,119,920. This amount represented the remaining capitalized portion of the goodwill and acquired intangible assets at December 31, 2000.

         MERGER, ACQUISITION, AND RESTRUCTURING CHARGES. Charges incurred during 1999 in connection with the Unicore acquisition and included in merger, acquisition and restructuring charges included $52,000 in asset write-offs, $229,000 in facilities abandonment costs, and $114,000 in employee relocation costs and severance benefits. Included in 1999 merger, acquisition and restructuring charges are costs associated with the winding down of the TouchStone Europe, Ltd. operations including the termination of its managing director. In December 1999, the Company entered into a settlement agreement and mutual general release with the managing director providing for a dismissal of certain lawsuits and the Company's payment to the managing director for $300,000. In addition, certain trade and employee receivables of approximately $86,000 were written off and legal expenses and related costs associated with the lawsuits and settlement agreement totaled approximately $394,000

         During 2000, the Company completed its reorganization plan, which culminated with the closing of its German office. Under the terms of an Assumption and Settlement Agreement with the former general manager of TouchStone Europe, Ltd. the former general manager acquired all rights to the software product CardWare(R) 6.0 and the assets and liabilities of the German office in exchange for the termination of his employment contract and an exclusive software distribution license for all existing and future versions of the software distributed in the United States and Canada. The overall loss realized in connection with the office closure amounted to $340,000, of which approximately $200,000 had been previously provided for in the 1999 accrual.

         OTHER INCOME. Other income decreased from approximately $281,000 in 1999 to approximately $178,000 in 2000. This decrease is mainly attributable to the company holding less interest-bearing investments.

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

         SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, marketing, general and administrative expense decreased approximately 1% from $4,337,000 in 1998 to $4,297,000 in 1999, primarily due to reduced marketing staff as part of the Company's restructuring efforts, lower advertising costs, and lower promotional costs. Because of these reductions, sales, marketing and general and administrative expenses also decreased as a percentage of total revenues from 89.7% in 1998 to 63.7% in 1999. The Company spent more on executive and administrative management. Secondly, the Company was forced to increase spending for legal and accounting matters, particularly with regard to the Unicore acquisition. Third, the Company wrote off bad debt of approximately $110,000 and increased the reserve against bad debts by $225,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, the Company used cash resources of $657,000 for operating activities.

         The Company's cash and cash equivalents, restricted cash, and investments totaled $2,106,000 at December 31, 2000. Working capital decreased from $3,303,000 at December 31, 1999 to $350,000 at December 31, 2000. Cash and cash equivalents decreased from $2,158,000 at December 31, 1999 to $13,000 at December 31, 2000. The decrease in working capital, along with the decrease in cash and cash equivalents was primarily related to the investments made in late stage technology companies.

         In November 1998 Unicore negotiated a bank line of credit, which provides for borrowings up to $100,000 and bears interest at 2% over the cash collateral certificate of deposit rate (6.5% at December 31, 1999). The line of credit, which expired in November 2000, was secured by a $100,000 certificate of deposit, held at the bank and classified as restricted cash as of December 31, 1999. In September 1997, the Company negotiated a bank line of credit, which allows for borrowings up to $500,000. The line of credit expired in September 1999.

         Management believes that the Company's existing cash and available-for-sale securities will be sufficient to fund the Company's operations at currently anticipated levels through December 31, 2001. The Company plans to use its cash resources while attempting to enhance existing products and to expand its direct sales force related directly towards end-users and OEM customers. The execution of such plans may include strategic acquisitions of, or investments in, businesses, products or technologies. In order to meet its cash requirements for the next twelve months, management expects to liquidate marketable securities classified as available-for-sale as needed. Additional sources of financing, including additional private debt or equity capital are being explored, while seeking merger candidates with whom the Company has substantial synergies.


BUSINESS RISKS

         This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report

         These risk factors include the risk that the products the company is currently marketing and that of the Company's competitors will bring to market successful competing products which reduce the size of, or eliminate altogether, the market for the Company's existing or planned products. In addition, rapid change and technological advancement characterize the software industry, including a trend by hardware manufacturers to feature pre-loaded software packages in computers. This could reduce demand for the Company's products, if such pre-loaded software performs many of the same functions as the Company's currently marketed products.

         The Company has suffered recurring operating losses, has an accumulated deficit of $18,698,089 at December 31, 2000, and is largely dependent on its investment portfolio to fund projected future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services which are susceptible to competition from other companies and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2000.

         The Company has disposed of both its German branch, which was responsible for nearly all sales of its CardWare products and its retail suite of CheckIt products during 2000. Although the Company has retained rights to sell and/or distribute these products, sales related to these product lines are expected to be significantly less in the future. Accordingly, the Company is largely dependent on a single supplier for its future revenue related to its Bios line of products.

INDUSTRY RISKS
--------------

         The software industry is part of a fast-changing industry and the ability of the Company to grow or to predict future revenue is dependent to a large extent on the ability of the Company to develop new products and new versions of existing products. Given the results of the last two years, and the competitive factors affecting this industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing or developing products that can compete profitably in this industry.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
TouchStone Software Corporation:


We have audited the accompanying consolidated balance sheets of TouchStone Software Corporation and subsidiaries (the Company) as of December 31, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $18,698,089 at December 31, 2000, and is largely dependent on its investment portfolio to fund projected future operating losses, which raises substantial doubt about its ability to continue as a going concern at December 31, 2000. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vitale, Caturano and Company, P.C.

Boston, Massachusetts
March 30, 2001, except for Note 3, as to which the date is April 6, 2001.

                         TouchStone Software Corporation
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                                                   2000                1999
                                                                   ----                ----
ASSETS
------
Current assets:
    Cash and cash equivalents                                 $     12,890         $  2,157,904
    Restricted cash                                                150,000              280,000
    Investments, marketable securities                             636,670              857,906
    Accounts receivable, net                                       144,496              963,636
    Inventories, net                                                 7,001              199,201
    Note receivable                                                   --                250,000
     Deferred tax asset                                               --                412,000
    Prepaid expenses and other current assets                       88,187              221,606
                                                              ------------         ------------
           Total current assets                                  1,039,244            5,342,253

Investments, marketable securities                                  76,140               69,363
Note receivable, net                                                50,000                 --
Restricted cash non-current                                        350,000              440,000
Note receivable, related party                                     164,875                 --
Investments, other                                                 956,500              738,000
Property and equipment, net                                         71,553              132,233
Goodwill and other intangible assets, net                             --              3,067,342
Other assets                                                          --                 64,274
                                                              ------------         ------------
                                                              $  2,708,312         $  9,853,465
                                                              ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

    Current maturities of long-term debt                      $     89,286         $     89,286
    Accounts payable                                               301,556              383,649
    Accrued payroll and related expenses                           135,269              411,969
     Deferred revenues                                              76,613              325,757
    Other accrued liabilities                                       86,338              828,447
                                                              ------------         ------------
           Total current liabilities                               689,062            2,039,108

Long-term debt, net of current maturities                          349,093              438,905
Other non-current liabilities                                       76,140                 --
Deferred tax liability                                                --                535,600
                                                              ------------         ------------
           Total liabilities                                     1,114,295            3,013,613
                                                              ------------         ------------
Commitments and contingencies                                         --                   --
Shareholders' equity:
    Preferred stock, $.001 par value, 3,000,000 shares
        authorized, none issued or outstanding
    Common stock, $.001 par value, 20,000,000
        shares authorized; issued and outstanding,
        11,440,060 (2000)
        11,346,060 (1999)                                           11,440               11,346
    Additional paid-in capital                                  20,979,684           20,952,873
    Deferred compensation                                         (141,693)             (48,000)
    Accumulated other comprehensive loss                          (557,325)                --
    Accumulated deficit                                        (18,698,089)         (14,076,367)
                                                              ------------         ------------
           Total shareholders' equity                            1,594,017            6,839,852
                                                              ------------         ------------
                                                              $  2,708,312         $  9,853,465
                                                              ============         ============

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statements of Operations
                     Years Ended December 31, 2000 and 1999

                                                                  2000                  1999
                                                                  ----                  ----
Revenues:
    Product sales                                             $  3,743,507         $  6,627,911
    Royalty income                                                 219,788              111,444
                                                              ------------         ------------
        Total revenues                                           3,963,295            6,739,355
Cost of revenues                                                   587,400            1,116,767
                                                              ------------         ------------
        Gross profit                                             3,375,895            5,622,588
                                                              ------------         ------------

Operating expenses:
    Sales, marketing, general
       and administrative                                        3,150,873            4,297,073
    Research and development                                     1,268,604            1,571,520
    Impairment of goodwill and
       other intangible assets                                   1,119,920                 --
    Amortization of goodwill and
       other intangible assets                                   1,749,504            2,112,439
    Merger, acquisition and

       restructuring charges                                          --              1,174,730
                                                              ------------         ------------
        Total operating expenses                                 7,288,901            9,155,762
                                                              ------------         ------------
Loss from operations                                            (3,913,006)          (3,533,174)

Gain on sales of product lines, net                                183,475                 --
Gain (loss) on investments, net                                 (1,191,495)              91,261
Other income, net                                                  177,872              189,606
                                                              ------------         ------------
Loss before benefit from income taxes                           (4,743,154)          (3,252,307)
Benefit from income taxes                                          121,432              926,200
                                                              ------------         ------------
Net loss                                                      $ (4,621,722)        $ (2,326,107)
                                                              ============         ============

Loss  per share, basic and diluted                            $      (0.40)        $      (0.25)
                                                              ============         ============

Weighted average shares outstanding, basic and diluted          11,435,143            9,239,852
                                                              ============         ============

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2000 and 1999

                                                           Additional               Accumulated Other                    Total
                                        Common Stock        Paid-in       Deferred    Comprehensive   Accumulated    Shareholders
                                     Shares      Amount     Capital     Compensation      Loss           Deficit         Equity
                                   ----------   -------   ------------    ---------    -----------    ------------    -----------
Balances at January 1, 1999         7,963,060   $ 7,963   $ 18,754,516    $    --      $      --      $(11,750,260)   $ 7,012,219

Net loss                                 --        --             --           --             --        (2,326,107)    (2,326,107)

Stock options exercised                33,000        33         19,707         --             --              --           19,740

Stock issued for business
  acquisition                       3,350,000     3,350      2,073,650         --             --              --        2,077,000

Stock options issued for
   consulting services                   --        --          105,000      (48,000)          --              --           57,000
                                   ----------   -------   ------------    ---------    -----------    ------------    -----------
Balances at December 31, 1999      11,346,060    11,346     20,952,873      (48,000)          --       (14,076,367)     6,839,852

Net loss                                 --        --             --           --             --        (4,621,722)    (4,621,722)

Other comprehensive loss
  Unrealized loss on
  marketable securities                  --        --             --           --       (1,472,755)           --       (1,472,755)

  Reclassification adjustment
   for loss included in net loss         --        --             --           --          915,430            --          915,430
                                                                                                                      -----------
Total comprehensive loss                 --        --             --           --             --              --       (5,179,047)
                                                                                                                      -----------
Prepayment of executive
  compensation                           --        --             --       (130,646)          --              --         (130,646)

Amortization of deferred
  compensation                           --        --             --         44,153           --              --           44,153

Stock options exercised                16,000        16          5,064         --             --              --            5,080

Stock and stock options
  Issued for consulting and
  professional services                78,000        78         50,997       (7,200)          --              --           43,875

Change in market value of
  stock issued in connection
  with professional services             --        --          (29,250)        --             --              --          (29,250)
                                   ----------   -------   ------------    ---------    -----------    ------------    -----------
Balances at
  December 31, 2000                11,440,060   $11,440   $ 20,979,684    $(141,693)   $  (557,325)   $(18,698,089)   $ 1,594,017
                                   ==========   =======   ============    =========    ===========    ============    ===========

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2000 and 1999

                                                                                   2000                1999
                                                                                   ----                ----
Cash flows from operating activities:
   Net loss                                                                    $(4,621,722)        $(2,326,107)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                                 43,770              79,460
       Amortization of goodwill and other intangible assets                      1,749,504           2,112,439
       Impairment of goodwill and other intangible assets                        1,119,920                --
       Stock options issued for consulting services                                 14,625              57,000
       Amortization of deferred compensation                                        44,153                --
       Stock compensation received                                                (114,000)               --
       Deferred taxes benefit                                                     (123,600)           (927,000)
       Provision for (benefit from) doubtful accounts                             (135,805)            293,085
       Write-off of property and equipment                                            --                52,160
       (Gain) loss on investments, net                                           1,191,495             (91,261)
       Change in deferred lease obligation                                            --              (115,393)
       Gain on sales of product lines, net                                        (183,475)               --
       Changes in assets and liabilities, net of effect of acquisition:
         Accounts receivable                                                       830,023             502,496
         Inventories                                                               153,900              77,989
         Prepaid expenses and other current assets                                  76,274             (54,619)
         Other assets                                                               64,274              (5,816)
         Accounts payable                                                          (79,615)           (416,635)
         Deferred revenue                                                         (249,144)           (917,277)
         Accrued and other liabilities                                            (437,830)           (289,922)
                                                                               -----------         -----------
           Net cash used in operating activities                                  (657,253)         (1,969,401)
                                                                               -----------         -----------
Cash flows from investing activities:
   Purchases of investments                                                     (1,782,000)         (3,541,998)
   Proceeds from sales and maturities of investments                               865,064           9,010,256
   Advances on notes receivable                                                   (150,000)           (250,000)
   Purchase of property and equipment                                               (7,184)            (51,312)
   Advances on note receivable - officer                                          (408,000)               --
   Advances on note receivable - related party                                    (350,000)               --
   Repayments on notes receivable - related party                                  204,000                --
   Net cash received in disposals of product lines                                   5,091                --
   Purchase of software for resale                                                    --              (950,000)
   Net cash used in business acquisition                                              --              (860,236)
                                                                               -----------         -----------
           Net cash provided by (used in) investing activities                  (1,623,029)          3,356,710
                                                                               -----------         -----------
Cash flows from financing activities:
   Payments on long-term debt                                                      (89,812)            (74,400)
   Restricted cash released                                                        220,000                --
   Proceeds from exercise of stock options                                           5,080              19,740
                                                                               -----------         -----------
           Net cash provided by (used in) financing activities                     135,268             (54,660)
                                                                               -----------         -----------

Net increase (decrease) in cash and cash equivalents                            (2,145,014)          1,332,649
Cash and cash equivalents, beginning of year                                     2,157,904             825,255
                                                                               -----------         -----------
Cash and cash equivalents, end of year                                         $    12,890         $ 2,157,904
                                                                               ===========         ===========

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                Consolidated Statements of Cash Flows (continued)
                     Years Ended December 31, 2000 and 1999


Supplemental cash flow information:
Interest paid                                                               $ 34,307        $   32,377
                                                                            ========        ==========

Income taxes paid                                                           $  2,168        $      800
                                                                            ========        ==========

Noncash financing and investing activities:

   Issuance of common stock in connection with professional services        $ 14,625        $     --
                                                                            --------        ----------
   Common stock received in sale of product line                            $392,000        $     --
                                                                            --------        ----------
   Note receivable converted to common stock                                $150,000        $     --
                                                                            --------        ----------
   Warrants and stock received in connection with bridge financing          $234,000        $     --
                                                                            --------        ----------
   Common stock issued in business acquisition                              $   --          $2,077,000
                                                                            --------        ----------

Assets and liabilities recognized upon business acquisition:

   Accounts receivables                                                     $   --          $  565,689
   Inventories                                                                  --              91,903
   Property and equipment                                                       --              77,653
   Goodwill and other intangible assets                                         --           4,229,781
   Accounts payable and accrued liabilities                                     --             374,599
   Deferred tax liability                                                       --           1,050,600
   Long-term debt                                                               --             602,591










          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS. TouchStone Software Corporation and subsidiaries ("TouchStone" or the "Company") markets, and supports a line of computer problem-solving utility software and supporting products which simplify personal computer installation, support, and maintenance. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users, primarily located in the United States.

         REORGANIZATION. As part of a continued reorganization plan, the Company reviewed its entity structure during 2000 and created three new subsidiaries. eSupport.com, Inc. (a New Hampshire Corporation), was created to serve as an operating company to facilitate the sale and distribution of the Company's products and services; TouchStone Investments, Inc. ("TSC") (a New Hampshire corporation) and TSC Investments, LLC (the "LLC") (a New Hampshire Limited Liability company) were created as part of the Company's plan to strike strategic alliances with internet-based companies by making minority investments in them.

         eSupport.com and TouchStone Investments, Inc. are wholly owned subsidiaries. The Company, through TouchStone Investments, Inc., owns an 80% interest TSC Investments, LLC, the remainder of which is owned jointly by the Company's President and Chief Executive Officer, Pierre Narath and Vice President, Jason Raza.

         TSC Investments, LLC was capitalized with a 5 year promissory note from the Company in which the Company agreed to loan TSC Investments, LLC up to $4,000,000 to be used to make strategic investments in internet-based companies. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled repayments beginning in January 2002 (see Note 14).

         PRINCIPLES OF CONSOLIDATION. The 2000 consolidated financial statements of the Company include the financial statements of the Company's five subsidiaries; eSupport.com, Inc., TouchStone Investments, Inc., TSC Investments, LLC, Unicore Software, Inc., and TouchStone Europe, Ltd,. The 1999 consolidated financial statements of the Company include the financial statements of the Company's two wholly owned subsidiaries, Unicore Software, Inc. and TouchStone Europe Ltd.

         All inter-company transactions and balances have been eliminated. Minority interest in TSC Investments, LLC has not been recorded as the entity incurred a net loss for the year ended December 31, 2000 and the minority shareholders have no obligation to fund such losses.

         BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $18,698,089 at December 31, 2000, and is largely dependent on its investment portfolio to fund projected future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services which are susceptible to competition from other companies and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2000. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In order to meet its cash requirements for the next twelve months, management expects to liquidate marketable securities classified as available-for-sale as needed. Additional sources of financing, including additional private debt or equity capital are being explored, while seeking merger candidates with whom the Company has substantial synergies.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH AND CASH EQUIVALENTS. The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

         INVESTMENTS. The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. Under SFAS 115, marketable security investments classified as available for sale are carried at fair value, with unrealized holding gains and losses, reported as a separate component of shareholders' equity. The Company accounts for held to maturity and nonmarketable investments using the cost method. Realized gains and losses from the sale of investments are determined on a specific identification basis.

         ACCOUNTS RECEIVABLE. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 2000 and 1999, the allowance for doubtful accounts was $21,000 and $225,000 respectively.

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

         GOODWILL. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited of three years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life or impact the recoverability of the goodwill. If such changes occur, the Company would use an estimate of the undiscounted future operating cash flows to determine the recoverability of the goodwill (see Note
2).

         INTANGIBLE ASSETS. Intangible assets consist of developed technology purchased by the Company in its business acquisition and software acquired from third parties. At the date of acquisition, the Company evaluates the components of the purchase price of each acquisition and assesses the net realizable value of the acquired technology. In assessing net realizable value, the Company relies on several factors including historical results, projections, product cycles, customer relationships, consumer buying patterns, and other financial and nonfinancial data. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized on a straight-line basis over their estimated useful life of twelve to thirty months (see Note 2).

         LONG-LIVED ASSETS. The Company evaluates long-lived assets under Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS 121). This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see Note 2).

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         REVENUE RECOGNITION. Product sales are recorded at the time products are shipped, but the Company records a reserve for product returns at each period-end which covers 100% of inventory in the retail channel. The reserves for such inventory are classified as deferred revenue on the Company's balance sheet. The Company's operations are subject to substantial and unpredictable risk of product returns from distributors and retailers either through the exercise by the Company's customers of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Although the Company attempts to monitor and manage the volume of its sales to its customers, large shipments in anticipation of demand which is subsequently unrealized, can lead to overstocking by the distributors and substantial product returns. Certain of the Company's customer agreements also provide for rebates to customers should the price of the Company's products decline subsequent to shipment. The Company accrues for such rebates when such price declines are known or become anticipated. The Company incurs shipping, packaging and handling costs which are recorded in costs of revenues.

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

         MERGER, ACQUISITION, AND RESTRUCTURING CHARGES. The primary components of the Company's merger, acquisition and restructuring charges include severance for terminated employees, the write-down of property and equipment, the write-down of facilities expense related to sattelite offices in California and Germany, legal expenses and costs associated with a lawsuit settlement. Severance expenses include salaries and benefits related to all employees terminated as a result of the acquisition of Unicore Software, Inc. in 1999 and related cost reduction efforts. The Company accrued lease expenses related to facilities it vacated and wrote down related property and equipment to the salvage value of the assets. These expenses are attributable to the Company's intention to dispose of the assets based on its decision to relocate its facilities and its decision to reduce its workforce (see Note 10).

         ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $247,000 and $735,000 for the years ended December 31, 2000 and 1999, respectively.

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

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         STOCK-BASED COMPENSATION. The Company accounts for stock-based employee compensation arrangements using the intrinsic value method of accounting prescribed in accordance with Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". The Company provides proforma disclosures of net income (loss) and income (loss) per share as required under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS 123). SFAS 123 encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on the fair value method of accounting. The Company accounts for stock options granted to consultants, independent representatives and other non-employees in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

         EARNINGS PER SHARE. Pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" EPS, replacing "Primary" and "Fully diluted" EPS formerly under Accounting Principals Board ("APB") Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. Common stock equivalents consisted of outstanding stock options and warrants for the years ended December 31, 2000 and 1999, but have not been included in the calculation of diluted EPS as their effect would have been antidilutive in both periods. At December 31, 2000 and 1999, the number of outstanding stock options and warrants were 1,046,833 and 1,525,383, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The recorded amounts of financial instruments, including cash equivalents, investments, accounts and notes receivable, accounts payable, accrued liabilities and deferred revenues, approximate their fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt approximates its carrying value.

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

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Management has accessed the implementation and determined that there is no significant impact on the consolidated financial statements of the Company.

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to repricings and some other transactions after December 15, 1998. The Company believes this interpretation will not have a significant effect on its consolidated financial statements.

         RECLASSIFICATIONS. Certain items previously reported in specific financial captions have been reclassified to conform with the 2000 presentation.

2.       IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

         As a result of the Company continuing to operate at a significant loss, an impairment review of goodwill and other intangible assets was performed during the fourth quarter of 2000. An operating plan was developed to project future revenue by product line. These projections were used as a basis in measuring the asset impairment charge. The Company concluded that the remaining portion of both the goodwill and the other intangible assets with respect to the present value of expected cash flow was fully impaired and recorded an impairment loss in the amount of $1,119,920. This amount represented the remaining capitalized portion of the goodwill and acquired intangible assets at December 31, 2000.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

3.       INVESTMENTS

         INVESTMENTS, MARKETABLE SECURITIES. Current investments consist of the following marketable securities, which are classified as available-for-sale at December 31, 2000 and 1999:

                                                     2000                1999
                                                     ----                ----
         Cost of Investments:
            Common stock and warrants             $1,193,995        $     --
            Certificates of deposit                     --              97,000
            Corporate bonds                             --             260,906
            Government notes                            --             500,000
                                                  ----------        ----------
                                                  $1,193,995        $  857,906
                                                  ==========        ==========
         Fair Market Value of Investments:
            Common stock and warrants             $  636,670        $     --
            Certificates of deposit                     --              97,000
            Corporate bonds                             --             260,906
            Government notes                            --             500,000
                                                  ----------        ----------
                                                  $  636,670        $  857,906
                                                  ==========        ==========

         At December 31, 2000, the cost of the current investments classified as available for sale was significantly below fair market value. Accordingly, an unrealized loss of $557,325 has been reported as a separate component of shareholders' equity, net of any related tax effect for the year ended December 31, 2000.

         Non-current investments consist of the following marketable securities, which are classified as held-to-maturity at December 31, 2000 and 1999:

                                                    2000            1999
                                                    ----            ----
         Cost of Investments:
            Mutual funds                          $ 76,140        $ 69,363
                                                  --------        --------
                                                  $ 76,140        $ 69,363
                                                  ========        ========

         Fair Market Value of Investments:
            Mutual funds                          $ 94,445        $111,825
                                                  --------        --------
                                                  $ 94,445        $111,825
                                                  ========        ========

         INVESTMENTS, OTHER. Investments at December 31, 2000, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each investee. The Company's carrying value of these investments approximates fair value at December 31, 2000.

         For marketable and non-marketable investments, the Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of each investment. At December 31, 2000, the Company has concluded that the decline in fair value of two of its investments is other than temporary. Accordingly, the Company has recorded a realized loss of $915,430 and $290,000 on its marketable and non-marketable investments, respectively, for the year ended December 31, 2000.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

4.       NOTE RECEIVABLE, NET

         During the first quarter of 2000, the Company advanced $150,000 in bridge financing to a publicly traded internet company. The advance is supported by a promissory note, bearing interest at a rate of 12% and convertible into common stock. The note bears a scheduled maturity date of July 6, 2000, and could be extended to November 3, 2000, subject to certain fees and conditions. In further consideration of the advance the Company received 41,584 shares of the borrower's common stock, with a market value of approximately $150,000.

         The borrower has defaulted on the loan and has proposed a recapitialization plan under which the Company would receive preferred stock of the borrower. Although the Company has accepted the proposal, an agreement can not be finalized until other creditors are also in agreement. Management has assessed the realizability of the loan balance based on the borrower's financial condition and recorded a reserve of $100,000.

5.       NOTE RECEIVABLE - RELATED PARTY

         TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's President and Chief Executive Officer and Jason Raza, the Company's Vice President. The advances are supported by a 5-year promissory note, the terms of which call for interest to accrue at the rate of 12% per annum, with scheduled repayments beginning in January 2002. The note is collateralized by 100% of the underlying investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest. Total advances under this agreement amounted to $350,000, of which $204,000 has been repaid through December 31, 2000. The balance as of December 31, 2000 includes $18,875 of accrued interest (see Note 14).

6.       DEFERRED COMPENSATION - OFFICER

         In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's President and Chief Executive Officer. Mr. Narath has forgone payment of his accrued 2000 and 1999 bonuses, which amounted to $120,000 and $161,000, respectively to be applied against the outstanding loan balance. The remaining balance of $127,000 plus accrued interest has been reclassified as deferred compensation within the shareholders' equity section of the balance sheet, as management and Mr. Narath have agreed that the remaining balance will be applied to Mr. Narath's 2001 compensation.

7.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                   2000              1999
                                                   ----              ----

         Office equipment and furniture         $ 217,302         $ 250,412
         Leasehold improvements                    21,704            21,704
                                                ---------         ---------
                                                  239,006           272,116
         Less - accumulated depreciation         (167,453)         (139,883)
                                                ---------         ---------
                                                $  71,553         $ 132,233
                                                =========         =========

         Depreciation expense for the years ended December 31, 2000 and 1999 was $43,770 and $79,460 respectively.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

8.       LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2000:

         Installment note payable - bank, due in 84 monthly principal installments of $7,440, plus interest at 2% over the bank's cash collateral certificate of deposit rate, (approximately
         6.5% at December 31, 2000), final installment due December
         2005, secured by a $500,000 certificate of deposit, held at the bank, which has been classified as restricted cash at
         December 31, 2000.                                            $438,379

         Less - current maturities                                       89,286
                                                                       --------

         Long-term debt, net of current maturities                     $349,093
                                                                       ========

         Principal maturities of long-term debt as of December 31, 2000, are as follows:

                Years Ended
               December 31,
               ------------

                  2001                                      $89,286
                  2002                                       89,286
                  2003                                       89,286
                  2004                                       89,286
                  2005                                       81,235
                                                            -------
                                                           $438,379

         Interest expense incurred in 2000 and 1999 was approximately $34,000 and $32,000, respectively.

9.       SHAREHOLDERS' EQUITY

         STOCK OPTION PLANS. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire ten years from the date of grant. Options granted after 1995 vest over four years and expire ten years from date of grant. At December 31, 2000, options for 558,825 shares were available for future grants under the plans.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

9.       SHAREHOLDERS' EQUITY (CONTINUED)

         All options granted under these plans were granted at fair market value at date of issuance. A summary of the status of the Company's stock option plans and stock warrants as of December 31, 2000 and 1999, and changes during the years ended on those dates is presented below:

                                                             2000                              1999
                                                   --------------------------      ---------------------------
                                                                    Weighted                         Weighted
                                                                     Average                          Average
                                                                     Exercise                        Exercise
                                                    Shares            Price         Shares             Price
         Options and warrants outstanding,
         beginning of year                         1,525,383         $   3.98      1,834,808         $   3.57

         Granted                                     222,500         $   0.72        453,000         $   0.58
         Exercised                                   (16,000)        $   0.32        (33,000)        $   0.60
         Canceled                                   (685,050)        $   8.07       (729,425)        $   0.99
                                                   ---------                       ---------

         Options and warrants outstanding,
         end of year                               1,046,833         $   0.67      1,525,383         $   3.98
                                                   =========                       =========

         Options and warrants exercisable
         at year-end                                 816,482         $   0.67      1,094,796         $   5.24
                                                   =========                       =========

         The following table summarizes other information about stock options outstanding at December 31, 2000:

                                                  Weighted
                                                   Average         Weighted                         Weighted
                                  Number          Remaining        Average           Number          Average
            Range of           Outstanding       Contractual       Exercise       Exercisable        Exercise
         Exercise Price          12/31/00           Life             Price          12/31/00          Price
         --------------          --------           ----             -----          --------          -----
           $0.22-$1.43            911,183            5.5            $  0.55          700,058         $  0.53

           $1.44-$3.56            135,650            5.7            $  1.52          116,424         $  1.52
                                ---------                                            -------
                                1,046,833            5.6            $  3.98          816,482         $  0.67
                                =========                                            =======

         As discussed in Note 1, the Company accounts for its stock-based employee compensation arrangements using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations.

         SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based compensation to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option compensation arrangements. These models also require subjective assumptions, including future stock

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

9.       SHAREHOLDERS' EQUITY (CONTINUED)

price volatility and expected time to exercise, which greatly affect the calculated values. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

                                                       2000             1999
                                                       ----             ----
Net loss:                            As reported   $(4,621,722)     $(2,326,107)
                                      Pro forma    $(4,755,151)     $(2,427,024)

Basic and diluted loss per share:    As reported      $(0.40)       (0.25)
                                      Pro forma       $(0.42)       (0.26)

         The fair value of options granted under the Company's stock option plans during 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 225% in 2000 and 127% in 1999, risk-free interest rate of 6.00% in 2000 and 1999, and expected lives of 3 years in 2000 and 1999. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The computed weighted average fair values for options awards in 2000 and 1999 were $0.69 and $0.46 per share, respectively.

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

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

10.      MERGER, ACQUISITION AND RESTRUCTURING

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

         The purchase price, including costs incurred in connection with the acquisition, of Unicore was allocated as follows:

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

         Also included in 1999 merger, acquisition and restructuring charges are costs associated with the winding down of the TouchStone Europe, Ltd. operations including the termination of its managing director. In December 1999, the Company entered into a settlement agreement and mutual general release with the managing director providing for a dismissal of certain lawsuits and the Company's payment to the managing director of $300,000. In addition, certain trade and employee receivables of approximately $86,000 were written off and legal expenses and related costs associated with the lawsuits and settlement agreement totaled approximately $394,000.

         At December 31, 1999, accrued merger, acquisition and restructuring charges amounted to $388,000.

         During 2000, the Company completed its reorganization plan, which culminated with the closing of its German office. Under the terms of an Assumption and Settlement Agreement with the former general manager of TouchStone Europe, Ltd. the former general manager acquired all rights to the software product CardWare(R) 6.0 and the assets and liabilities of the German office in exchange for the termination of his employment contract and an exclusive software distribution license for all existing and future versions of the software distributed in the United States and Canada. The overall loss realized in connection with the office closure amounted to $340,000, of which approximately $200,000 had been previously provided for in the 1999 accrual.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

10.      MERGER, ACQUISITION AND RESTRUCTURING (CONTINUED)

         A summary of activity in the merger, acquisition and restructuring accrual is as follows:

         Balance at January 1, 1999                                        --
         Merger, acquisition and restructuring provision            $ 1,175,000
         Employee termination costs and other cash payments            (735,000)
         Non-cash asset write-downs                                     (52,000)
                                                                    -----------
         Balance at December 31, 1999                                   388,000
         Legal, employee termination and other cash payments           (151,000)
         Non-cash asset write downs                                    (203,000)
                                                                    -----------
         Balance at December 31, 2000                               $    34,000
                                                                    ===========

The remaining balance relates to scheduled severance payments, which are due to expire in 2001.

11.      DISPOSAL OF RETAIL PRODUCT LINE

         Effective September 22, 2000, the Company completed the sale of the assets and intellectual property relating to the Company's CheckIt line of retail software products (all versions) known as CheckIt, FastMove (including Clean & Zip), WinCheckIt and CheckIt Net Optimizer. The assets were sold to Smith Micro Software, Inc. ("Smith Micro") of Aliso Viejo, California. The Company received cash in the amount of $25,000 and 108,000 shares of Smith Micro common stock, valued at $392,000 at September 22, 2000. The Company recorded a gain on the sale of $320,000, which is net of approximately $58,000 of transaction costs.

12.      INCOME TAXES

         The provision for (benefit from) income taxes consists of the following for the years ended December 31:

                                                              2000               1999
                                                              ----               ----
         Current:
          Federal                                         $      --           $      --
          State                                                 2,168                 800
                                                          -----------         -----------
                                                                2,168                 800
         Deferred:
          Federal                                          (1,340,975)           (844,660)
          State                                              (236,625)           (149,040)
                                                          -----------         -----------
                                                           (1,577,600)           (993,700)
         Valuation allowance                                1,454,000              66,700
                                                          -----------         -----------
         Provision for (benefit from) income taxes        $  (121,432)        $  (926,200)
                                                          ===========         ===========

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

12.      INCOME TAXES (CONTINUED)

         A reconciliation of federal statutory rate to the provision for (benefit from) income taxes follows:

                                                            2000          1999
                                                            ----          ----

         Federal taxes at statutory rates                  (35.0)%       (35.0)%

         State benefits, net of federal tax effect          (6.2)         (6.2)

         Change in valuation allowance                      31.5           2.9

         Other                                               7.1           9.8
                                                            ----          ----

         Provision for (benefit from) income taxes          (2.6)%       (28.5)%
                                                            ====          ====


         The components of the deferred tax assets (liabilities), as reflected on the balance sheet, consist of the following:

                                                                2000                1999
                                                                ----                ----
         Deferred tax assets:
         Net operating loss and credit carry-forwards        $ 5,917,000         $ 5,128,000
         Unrealized loss on marketable securities                607,000                --
         Reserves and accruals                                   116,000             416,000
         Other                                                      --                54,000
                                                             -----------         -----------
                                                               6,640,000           5,598,000

         Deferred tax liabilities:
         Intangibles                                                --              (535,600)
                                                             -----------         -----------
                                                                    --              (535,600)
                                                             -----------         -----------

         Valuation allowance                                  (6,640,000)         (5,186,000)
                                                             -----------         -----------

         Net deferred tax asset (liability)                  $      --           $  (123,600)
                                                             ===========         ===========

         Presented on the balance sheet as:

                  Current deferred tax asset                 $      --           $   412,000
                  Noncurrent deferred tax liability                 --              (535,600)
                                                             -----------         -----------

                                                             $      --           $  (123,600)
                                                             ===========         ===========

         In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances of $6,640,000 and $5,186,000 for December 31, 2000 and 1999, respectively, have been established for deferred tax assets.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

12.      INCOME TAXES (CONTINUED)

         In connection with the merger of Unicore Software, Inc., the Company recognized approximately $1,050,000 as deferred tax liability for the differences between the assigned values and the tax bases of the acquired software. As of December 31, 2000 and 1999, the deferred tax liability remaining was $0 and $535,600, respectively.

         At December 31, 2000, the Company had federal and state net operating loss carry-forwards of approximately $15,600,000 and $7,850,000, respectively, which will begin expiring in the years 2011 and 2002, respectively. At December 31, 2000, the Company had general business credit carry-forwards for federal and state purposes of approximately $98,000 and $87,000, respectively, which will begin expiring in the years 2005 and 2009, respectively.

13.      COMMITMENTS AND CONTINGENCIES

         At December 31, 2000, the Company is obligated under non-cancelable operating leases for its office equipment and automobiles. As part of its further restructuring, the Company has closed its California and Germany office facilities. Future minimum rents are as follows:

                     Years Ending
                     December 31,
                     ------------

                         2001                      $ 9,900
                         2002                        1,400
                                                   -------

                                                   $11,300
                                                   =======

         As of December 31, 2000, the Company is renting its Andover office and warehouse facilities under tenant-at-will arrangements with payments of $8,667 and $462 per month, respectively. (See Note 14).

         Rent and lease expense totaled approximately $164,000 and $318,000 for the years ended December 31, 2000 and 1999, respectively. Sublease income totaled approximately $0 and $19,575 for the years ended December 31, 2000 and 1999, respectively.

         The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company's software products. Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales. The Company recorded total royalty expense of approximately $214,000 and $517,000 for the years ended December 31, 2000 and 1999, respectively.

         In April, 2000, a former CEO and president of Touchstone Software Corporation, initiated a lawsuit against the Company in federal district court in California. The complaint alleges, among other things, violations by the Company and its principals of federal and California securities laws, breach of fiduciary duty and negligent misrepresentation. The Company filed responsive motions to dismiss and to change venue. Both motions were denied. Although the Company continues to attempt to achieve a settlement of the action, the Company intends to vigorously defend itself, and the outcome of this litigation is not determinable at this time.

         The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

14.      RELATED PARTY TRANSACTIONS

         The Company is currently renting its Massachusetts office facilities as a tenant-at-will, while negotiating the renewal of its recently expired lease. The five-year operating lease agreement, which expired December 2000, was between the Company and a related party real estate trust, owned 100% by Pierre Narath, TouchStone's Chief Executive Officer. Rental payments to the related real estate trust in 2000 and 1999 were approximately $104,000 and $87,000 respectively.

         On January 1, 2000, the Company entered into a service agreement with PANJet, a jet charter service provider, which is wholly owned by Pierre Narath, TouchStone's Chief Executive Officer. In consideration of making these services available to the Company on a full time basis, the Company agreed to pay a fee of $10,000 per month. Total costs incurred in 2000 and 1999 related to these jet charter services were approximately $129,000 and $132,000 respectively.

         The Company paid $50,000 to PANSports Inc., a related party, that is wholly owned by Pierre Narath, TouchStone's Chief Executive Officer. The payment was for an advertising campaign promoting eSupport.com.

         In January 2000, TSC Investments, LLC ("TSC") was formed to engage in the business of making investments in internet-based technology companies (see
Note 1). Under its operating agreement, TSC's sole member was TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of the LLC. In a subsequent amendment to the operating agreement, Pierre Narath, TouchStone's Chief Executive Officer, was designated as the manager of TSC Investment, LLC. The operating agreement was amended in its entirety on March 29, 2000. Under the amended operating agreement, TouchStone Investments, Inc. holds 80 membership units, Pierre A. Narath, the Chief Executive Officer of TouchStone Software Corporation holds 17.5 units and Jason Raza, Vice President of TouchStone Software Corporation holds 2.5 units.

         In connection with the establishment of TSC Investments, LLC, the Company entered into a promissory note in which they agreed to loan TSC Investments, LLC up to $4,000,000 to be used to fund its investment portfolio. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled repayments beginning in January 2002. The loan is collateralized by 100% of the underlying investments. Proceeds from the sale of any of the collateral must be used to repay the principal and interest outstanding prior to any distributions. At December 31, 2000, approximately $3,300,000 is outstanding, of which approximately $325,000 represents accrued interest; all of which has been eliminated in consolidation (see Note 1).

         TSC Investments, LLC entered into a promissory note agreement in which TSC agreed to advance Metro Investments, LLC ("Metro") up to $500,000, to invest in internet-based companies. Metro Investments is owned 100% by Pierre Narath, TouchStone's Chief Executive Officer and Jason Raza, Vice President of the Company. Terms of the note call for interest to accrue at the rate of 12% per annum, with scheduled repayments beginning in January 2002. Total advances under this agreement amounted to $350,000 of which $204,000 has been repaid through December 31, 2000 (see Note 5).

         The Company has utilized the services of A.M. Razo & Company Securities, Inc., an investment banking service company. Ron Maas, a former executive vice president of the Company and current shareholder and director, serves as the Senior Vice President of Corporate Finance of A.M. Razo & Company Securities, Inc. During 2000, the Company paid A.M. Razo & Company Securities Inc. approximately $61,750 and 5,400 shares of Smith Micro Software Common Stock, valued at approximately $20,000, which represents broker fees related to the sale of the CheckIt family of retail products (see Note 11). During 1999, the Company paid approximately $53,000 and 187,000 options in the Company granted at an excise price of $0.48 per share.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

15.      SEGMENT INFORMATION

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

         The Company sells its products primarily through distributors and inbound telephone sales. During 2000, no one distributor or customer accounted for more than 10% of the Company's net product sales. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers should not have a material adverse effect on the Company's financial condition and results of operations.

         ------------------------------------------ ---------------- ------------ --------------- -----------
         Geographical Information                        2000             %            1999           %
         ------------------------------------------ ---------------- ------------ --------------- -----------
             North America                               $3,583,711          90%      $6,025,877         89%
         ------------------------------------------ ---------------- ------------ --------------- -----------
             Europe                                         379,584          10%         713,478         11%
         ------------------------------------------ ---------------- ------------ --------------- -----------
             Other                                                -           0%               -          0%
         ------------------------------------------ ---------------- ------------ --------------- -----------
                 Total Revenues                          $3,963,295         100%      $6,739,355        100%
         ------------------------------------------ ---------------- ------------ --------------- -----------

         Product information is presented in categories. All versions of CheckIt, including professional and diagnostic versions are included. Similarly, all versions of FastMove are included in the respective categories.

         ------------------------------------------ ---------------- ------------ --------------- -----------
         Product Information                             2000             %            1999           %
         ------------------------------------------ ---------------- ------------ --------------- -----------
             CheckIt                                       $732,110          18%      $2,182,150         32%
         ------------------------------------------ ---------------- ------------ --------------- -----------
             Bios Upgrades                                1,128,983          29%       1,864,420         28%
         ------------------------------------------ ---------------- ------------ --------------- -----------
             Millennium ProCards                             31,888           1%         862,115         13%
         ------------------------------------------ ---------------- ------------ --------------- -----------
             CardWare                                     1,044,725          26%         526,160          8%
         ------------------------------------------ ---------------- ------------ --------------- -----------
             Other                                          576,395          15%         416,563          6%
         ------------------------------------------ ---------------- ------------ --------------- -----------
             Diagnostics                                    216,718           5%         350,603          5%
         ------------------------------------------ ---------------- ------------ --------------- -----------
             CheckIt NetOptimizer                            91,843           2%         284,117          4%
         ------------------------------------------ ---------------- ------------ --------------- -----------
             FastMove                                       140,633           4%         253,227          4%
         ------------------------------------------ ---------------- ------------ --------------- -----------
                 Total Revenues                          $3,963,295         100%      $6,739,355        100%
         ------------------------------------------ ---------------- ------------ --------------- -----------

         As noted in Notes 10 and 11, the Company has disposed of both its German branch, which was responsible for nearly all sales of its CardWare products and its retail suite of CheckIt products during 2000. Although the Company has retained rights to sell and/or distribute these products, sales related to these product lines are expected to be significantly less in the future. Accordingly, the Company is largely dependent on a single supplier for its future revenue related to its Bios line of products.

16.      QUARTERLY DATA (UNAUDITED)

         The unaudited quarterly financial information of the Company has been restated for the third quarter to reflect the effect of year-end audit adjustments. These adjustments related primarily to the writeoff of the remaining value of its CardWare product in connection with the closing of the Germany branch. The selected information as filed by the Company on Form 10-Q is presented below. The selected information, as restated, reflects all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the period presented.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

16.      QUARTERLY DATA (UNAUDITED) (CONTINUED)

                                                          Q3            Q3
                                                      AS FILED ON   PRO FORMA AS
                                                      ON FORM 10Q     ADJUSTED
                                                      -----------     --------

         Net revenues                                 $ 838,492      $ 838,492
         Provision for (benefit from) income taxes      (72,140)       (72,100)
         Net loss                                      (232,999)      (430,616)
         Net loss per share                               (0.02)         (0.04)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS
---------------------------------------------------------

         The directors and executive officers of the Company at March 31, 2000 are as follows:

                                                                      DIRECTOR
NAME                           AGE   TITLE                             SINCE
----                           ---   -----                             -----

Pierre A. Narath ...........    37  Chairman of the Board, Chief        1998
                                    Executive Officer and President

Jason K. Raza...............    39  Vice President                      1999

Ronald R. Maas..............    55  Director                            1993

Christopher J. Gaudette.....    30  Controller, Principal Accounting
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The above named executive officers and directors inadvertently failed to file a Form 5 disclosing the beneficial ownership on a timely basis. The Company plans to file the Form 5's on behalf of the above named individuals by April 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

                                                                   Other      Restricted
Name &                                                             Annual       Stock                                All Other
Principal                                                         Compen-       Awards      Options/       LTIP       Compen-
Position               Year       Salary ($)     Bonus ($)       sation ($)      ($)        SAR (#)      Payouts      sation
--------------------------------------------------------------------------------------------------------------------------------
P. A. Narath           2000        $325,000      $120,000          $36,000        0            0            0            0
CEO, President, and    1999        $170,833      $161,000          $30,000
Chairman

J. K. Raza VP          2000        $130,000       $40,000            0            0            0            0            0
                       1999         $91,666       $25,500            0            0            0            0            0

C.J. Gaudette          2000         $83,940       $10,000            0            0            0            0            0
Controller, PAO        1999         $59,000        $5,000

         The foregoing table does not include $153,769 paid in 1999 to Ron Maas, who is currently a Board member, $66,254 paid to Greg Wookey who was acting as Chief Financial Officer until March 31, 1999, $52,129 paid to Calvin Leong, who held the position of Chief Financial Officer from March 1999 until his resignation in July 1999 and $148,808 paid in 1999 to Kenneth S. Forbes, who became the Company's President and Chief Executive Officer in August 1998 and held those offices until his resignation in December 1998.

         In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's President and Chief Executive Officer. Mr. Narath has forgone payment of his accrued 2000 and 1999 bonuses, which amounted to $120,000 and $161,000, respectively to be applied against the outstanding loan balance. The remaining balance of $127,000 plus accrued interest has been reclassified as deferred compensation within the shareholders' equity section of the balance sheet, as management and Mr. Narath have agreed that the balance will be applied to Mr. Narath's 2001 compensation.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company did not grant stock appreciation rights in 1999 to any of the executive officers named above. Grants of stock options to the named executive officers in 2000 are summarized in the following table.

                   Number of Securities     % of Total Options         Avg.
                    Underlying Options     Granted to Employees      Exercise     Expiration
Name                       Granted                 in 2000             Price         Date
----                       -------                 -------             -----         ----
P. A. Narath               100,000                 44.94%              $0.72         2010
J. K. Raza                  40,000                 17.98%              $0.72         2010
R. R. Maas                  10,000                 04.49%              $0.72         2010
C. J. Gaudette              25,000                 11.24%              $0.72         2010

AGGREGATED OPTION EXERCISES IN 2000 AND OPTION VALUES AS OF DECEMBER 31, 2000

         No options were exercised in 2000 by any of the named executive officers. The value of unexercised options at December 31, 2000, for each of the executive officers named above are as follows:

                                                                            Number of               Value of
                                                                           Unexercised            Unexercised
                                                                         Options/SARs at          In-the-Money
                                                                           12/31/00 (#)         Options/SARs at
                                Shares                                                            12/31/99 ($)
                             Acquired on               Value            Exercisable (1)/       Exercisable (1)/
Name                         Exercise (#)           Realized ($)        Unexercisable (2)      Unexercisable (2)
--------------------------------------------------------------------------------------------------------------------
P. A. Narath                          0                     0                   115,000(1)             0
                                                                                 15,000(2)

J. K. Raza                            0                     0                    40,000(1)             0
                                                                                 40,000(2)

C. J. Gaudette                        0                     0                    13,750(1)             0
                                                                                 26,250(2)

         The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for shares of the Company's Common Stock on December 31, 2000, which was $.72.

BOARD OF DIRECTOR MEETINGS AND COMMITTEES

         During 2000, the Company's Board of Directors took action solely by written consent.

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

EMPLOYMENT AGREEMENTS

         In connection with the acquisition of Unicore, the Company entered into three-year employment agreements with each of Pierre A. Narath and Jason K. Raza. As of the first day of January 2000 both agreements were amended as follows. Mr. Narath is to receive a base salary of $325,000 for the period from January 1, 2000 - December 31, 2000. Mr. Raza is to receive a base salary of $130,000, and up to $40,000 in incentive compensation in accordance with the terms established from time to time by the president, for the period from January 1, 2000 - December 31, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

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

                                          NUMBER OF SHARES        APPROXIMATE
NAME                                    BENEFICIALLY OWNED(1)    PERCENT OWNED
-------------------------------------   -------------------      -------------

Pierre A. Narath                             3,368,588 (2)            29.4%
Jason K. Raza                                  710,000 (3)             6.2%
Ronald R. Maas                                 336,577 (4)             2.9%
Chris J. Gaudette                               63,750 (5)             0.6%
All Directors and Executive Officers
As a Group (4 individuals)                   4,478,915 (6)            40.9%

(1) Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Excludes options that do not vest within 60 days of the date of this report. As of March 30, 2000, an aggregate of 11,440,060 shares of common stock was outstanding.
(2)  Includes options to purchase 115,000 shares that currently are exercisable.
(3)  Includes options to purchase 40,000 shares that currently are exercisable.
(4)  Includes options to purchase 126,550 shares that currently are exercisable.
(5)  Includes options to purchase 63,750 shares that currently are exercisable.
(6)  Includes officers' and directors' shares listed above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The Company is currently renting its Massachusetts office facilities as a tenant-at-will, while negotiating the renewal of its recently expired lease. The five-year operating lease agreement, which expired December 2000, was between the Company and a related party real estate trust, owned 100% by Pierre Narath, TouchStone's Chief Executive Officer. Rental payments to the related real estate trust in 2000 and 1999 were approximately $104,000 and $87,000 respectively.

         On January 1, 2000, the Company entered into a service agreement with PANJet, a jet charter service provider, which is wholly owned by Pierre Narath, TouchStone's Chief Executive Officer. In consideration of making these services available to the Company on a full time basis, the Company agreed to pay a fee of $10,000 per month. Total costs incurred in 2000 and 1999 related to these jet charter services were approximately $129,000 and $132,000 respectively.

         The Company paid $50,000 to PANSports Inc., a related party, owned 100% by Pierre Narath, TouchStone's Chief Executive Officer. The payment was for an advertising campaign promoting eSupport during the inaugural season of the Florida Seadragons, a minor league professional basketball team.

         In January 2000, TSC Investments, LLC ("TSC") was formed to engage in the business of making investments in internet-based technology companies (see
Note 1). Under its operating agreement, TSC's sole member was TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of the LLC. In a subsequent amendment to the operating agreement, Pierre Narath, TouchStone's Chief Executive Officer, was designated as the manager of TSC Investment, LLC. The operating agreement was amended in its entirety on March 29, 2000. Under the amended operating agreement, TouchStone Investments, Inc. holds 80 membership units, Pierre A. Narath, the Chief

Executive Officer of TouchStone Software Corporation holds 17.5 units and Jason Raza, a Vice President of TouchStone Software Corporation holds 2.5 units.

         In connection with the establishment of TSC Investments, LLC, the Company entered into a promissory note in which they agreed to loan TSC Investments, LLC up to $4,000,000 to be used to fund its investment portfolio. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled repayments beginning in January 2002. The loan is collateralized by 100% of the underlying investments. Proceeds from the sale of any of the collateral must be used to repay the principal and interest outstanding prior to any distributions. At December 31, 2000, approximately $3,300,00 is outstanding, of which approximately $315,000 represents accrued interest; all of which has been eliminated in consolidation (see Note 1).

         TSC Investments, LLC entered into a promissory note agreement in which TSC agreed to advance Metro Investments, LLC ("Metro") up to $500,000, to invest in internet-based companies. Metro Investments is owned 100% by Pierre Narath, TouchStone's Chief Executive Officer and Jason Raza, a Vice President of the Company. Terms of the note call for interest to accrue at the rate of 12% per annum, with scheduled repayments beginning in January 2002. Total advances under this agreement amounted to $350,000 of which $204,000 has been repaid through 12/31/00 (see Note 5).

         The Company has utilized the services of A.M. Razo & Company Securities, Inc., an investment banking service company. Ron Maas, a former executive vice president of the Company and current shareholder and director, serves as the Senior Vice President of Corporate Finance of A.M. Razo & Company Securities, Inc. During 2000, A.M. Razo & Company Security Inc. paid approximately $61,750 and 5,400 shares of Smith Micro Software Common Stock, valued at approximately $20,000, which represents broker fees related to the sale of the CheckIt family of retail products (see Note 11). During 1999, the Company paid approximately $53,000 and 187,000 options in the Company granted at an excise price of $0.48 per share.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
------------------------------------------------

(a)        Exhibits
           --------

           1.   Exhibits.

                The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)        Reports on Form 8-K
           -------------------

                Current Report on Form 8-K filed on October 13, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange the registrant has caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                                   TouchStone Software Corporation

                                   By /s/ Christopher J. Gaudette
                                      --------------------------------
                                       Christopher J. Gaudette
                                       Controller, Principal Accounting Officer
                                       And assistant secretary

                                   Dated: April 17, 2001

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pierre A. Narath                      Chairman of the Board, Chief Executive
---------------------------------------   Officer and President
    Pierre A. Narath     Date: 04/17/01



/s/ Jason K. Raza                         Executive Vice President, and Director
---------------------------------------
    Jason K. Raza        Date: 04/17/01



/s/ Ronald R. Maas                        Director
---------------------------------------
    Ronald R. Maas       Date: 04/17/01

****** Certain information on this page has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

                         TouchStone Software Corporation

                                INDEX TO EXHIBITS

  3.1         Certificate of Incorporation of Registrant in Delaware. (9)
  3.2         By-Laws of Registrant. (9)
*10.1         1988 Incentive Stock Option Plan. (1)
*10.1A        1988 Amended Incentive Stock Option Plan. (2)
*10.1B        1988 Non-Qualified Stock Option Plan. (2)
*10.1C        1991 Stock Option Plan. (3)
*10.1D        Employee Stock Purchase Agreement. (5)
*10.1E        1994 Non-Qualified Stock Option Plan (6)
*10.1F        1995 Non-Qualified Stock Option Plan (9)
*10.1G        Preferred Share Purchase Rights (7)
*10.1H        1997 Incentive Stock Plan (8)
 10.3         Office Lease dated February 7,1995 (6)
*10.4         Employment contract for Larry S. Jordan (10)
*10.5         Employment contract Ronald R. Maas (10)
*10.6         Employment contract for C. S. (Jenkins) Dingus (10)
*10.7         Employment contract amendment for C. S. (Jenkins) Dingus (10)
 10.8         Asset Purchase Agreement for purchase of Unicore from
              Phoenix/Award (11)
 10.9         Collateral Pledge Agreement for Lawrence Savings Bank (11)
 10.10        Lawrence Savings Bank Consent to TouchStone/Unicore merger (11)
 10.11        Unicore License agreement for Award/Phoenix CardWare with
              appendices and addenda (11)
 21           Subsidiaries of Registrant (6)
 23.1         Consent of Independent Auditors



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

     (12) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.