Form 10QSB
period 2001-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2001-05-22
CIK 751160

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
   MARCH 31, 2001                                                 0-12969



                         TOUCHSTONE SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                               95-3778226
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)



            1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS    01845
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

     The number of shares of Common Stock of the Registrant outstanding as of May 15, 2001 was 11,440,060 shares.

================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



                                      INDEX




                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          Consolidated Balance Sheet -- March 31, 2001.....................    3
          Consolidated Income Statements -- Three Months Ended
              March 31, 2001 and March 31, 2000............................    4
          Consolidated Statements of Cash Flows -- Three Months Ended
              March 31, 2001 and March 31, 2000 ...........................    5
          Notes to Consolidated Financial Statements....................... 6-10


ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................11-18




PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................   19

ITEM 6.   Exhibits and Reports on Form 8-K.................................   19


Signatures.................................................................   20

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2001
                                   (UNAUDITED)
ASSETS
------
Current assets:
     Cash and cash equivalents................................      $  153,983
     Restricted cash..........................................          50,000
     Investments marketable securities........................         363,739
     Accounts receivable, net.................................          22,616
     Inventories..............................................           9,092
     Prepaid expenses and other current assets................          90,385
                                                                    ----------
                Total current assets..........................         689,815


Investments, marketable securities............................          76,190
Restricted cash...............................................         350,000
Note receivable, related party................................         169,375
Investments, other............................................         956,500
Property, and equipment, net..................................          65,208
                                                                    ----------
                                                                    $2,307,088
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
Current liabilities:
     Current maturities of long-term debt.....................      $   66,964
     Accounts payable.........................................         254,687
     Accrued payroll and related expenses.....................          93,051
     Other accrued expenses...................................          92,452
                                                                    ----------
                Total current liabilities.....................         507,154
                                                                    ----------

Long-term debt net of current maturities......................         349,093
Other non-current liabilities.................................          76,190
                                                                    ----------
                Total liabilities.............................         932,437
                                                                    ----------

Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
         authorized, none issued or outstanding
     Common stock, $.001 par value, 20,000,000 shares
         authorized, issued and outstanding, 11,440,060 (2001)          11,440
     Accumulated other comprehensive loss, net of taxes.......        (511,974)
     Additional paid-in capital...............................      20,979,684
     Deferred compensation....................................         (56,748)
     Accumulated deficit......................................     (19,047,751)
                                                                    ----------
                Total shareholders' equity....................       1,374,651
                                                                    $2,307,088
                                                                    ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS


                                                                      THREE MONTHS ENDED
                                                                ------------------------------
                                                                  MARCH 31,         MARCH 31,
                                                                    2001              2000
                                                                ------------      ------------
(UNAUDITED)
Revenues:
    Product sales .........................................     $    505,951      $  1,739,909
    Royalty income ........................................           59,286            47,022
                                                                ------------      ------------
        Net revenues ......................................          565,237         1,786,931
Cost of revenues ..........................................           43,974           177,140
                                                                ------------      ------------
        Gross profit ......................................          521,263         1,609,791
                                                                ------------      ------------

Operating expenses:
    Sales, marketing, general and administrative ..........          559,582         1,152,031
    Research and development ..............................          128,928           461,152
    Amortization of goodwill and acquired intangible assets             --             567,061
                                                                ------------      ------------
        Total operating expenses ..........................          688,510         2,180,244
                                                                ------------      ------------
Loss from operations ......................................         (167,247)         (570,453)
Loss on investment, net ...................................         (183,623)          103,832
Other income, net .........................................            3,376            43,058
                                                                ------------      ------------
Loss before benefit from income taxes .....................         (347,494)         (423,563)
Provision for (benefit from) income taxes .................            2,168          (125,931)
                                                                ------------      ------------
Net loss before minority interest .........................         (349,662)         (297,632)
                                                                ------------      ------------
Minority interest .........................................             --             (36,800)
                                                                ------------      ------------
Net loss ..................................................     $   (349,662)     $   (334,432)
                                                                ============      ============

Basic and diluted loss per share ..........................     $      (0.03)     $      (0.03)
                                                                ============      ============
Basic weighted average shares outstanding .................       11,440,060        11,417,060
                                                                ============      ============






                   The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                        ------------------------------
                                                                          MARCH 31,         MARCH 31,
                                                                            2001              2000
                                                                        ------------      ------------
Cash flows from operating activities:
     Net loss .....................................................     $   (349,662)     $   (334,432)
     Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
          Depreciation ............................................            6,345            12,560
          Amortization of intangibles .............................             --             567,061
          Amortization of deferred compensation ...................           84,945              --
          Stock options issued for consulting services ............             --              43,537
          Minority interest .......................................             --             (36,800)
          Deferred taxes ..........................................             --            (159,400)
          Provision for (benefit from) doubtful accounts ..........           36,244            (2,500)
          Realized (gain) loss on investments .....................          183,623          (103,832)
          Accounts receivable .....................................          135,636            92,493
          Inventories .............................................           (2,091)             (521)
          Prepaid expenses and other current assets ...............           (6,698)           13,312
          Other assets ............................................             --              34,221
          Accounts payable ........................................          (46,869)           62,174
          Deferred revenue ........................................          (76,613)          234,983
          Accrued liabilities .....................................          (36,054)         (229,155)
                                                                        ------------      ------------
                Net cash provided by (used in) operating activities          (71,194)          193,701
                                                                        ------------      ------------

Cash flows from investing activities:
     Purchase and sale of investments, net ........................          134,609          (420,821)
     Advances on notes receivable .................................             --          (1,375,500)
     Purchases of property and equipment ..........................             --              (3,885)
     Proceeds from sale of property and equipment .................             --               1,630
                                                                        ------------      ------------
                Net cash provided by (used in) investing activities          134,609        (1,798,576)
                                                                        ------------      ------------

Cash flows from financing activities:
     Payment on long-term debt ....................................          (22,322)          (22,848)
     Restricted cash released .....................................          100,000              --
     Proceeds from exercise of stock options ......................             --               5,080
                                                                        ------------      ------------
                Net cash provided by (used in) financing activities           77,678           (17,768)
                                                                        ------------      ------------

Net increase (decrease) in cash and cash equivalents ..............          141,093        (1,622,643)
Cash and cash equivalents, beginning of period ....................           12,890         2,157,904
                                                                        ------------      ------------
Cash and cash equivalents, end of period ..........................     $    153,983      $    535,261
                                                                        ------------      ------------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest ................................................     $      8,470      $      8,558
                                                                        ------------      ------------
          Income taxes ............................................     $      2,168      $      2,168
                                                                        ------------      ------------

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

     PRINCIPLES OF CONSOLIDATION. The 2001 and 2000 consolidated financial statements of the Company include the financial statements of the Company's five subsidiaries; eSupport.com, Inc., TouchStone Investments, Inc., TSC Investments, LLC, Unicore Software, Inc., and TouchStone Europe, Ltd,.

     All inter-company transactions and balances have been eliminated. Minority interest in TSC Investments, LLC has not been recorded as the entity incurred a net loss for the quarter ended March 31, 2001 and the minority shareholders have no obligation to fund such losses.

     BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $19,047,751 at March 31, 2001, and is largely dependent on its investment portfolio to fund projected future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services which are susceptible to competition from other companies and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at March 31, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In order to meet its cash requirements for the next twelve months, management expects to liquidate marketable securities classified as available-for-sale as needed. Additional sources of financing, including additional private debt or equity capital are being explored, while seeking merger candidates with whom the Company has substantial synergies.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

     ACCOUNTS RECEIVABLE. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At March 31, 2001 and 2000, the allowance for doubtful accounts was $5,000 and $197,000 respectively.

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

     GOODWILL. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited of three years. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life or impact the recoverability of the goodwill. If such changes occur, the Company would use an estimate of the undiscounted future operating cash flows to determine the recoverability of the goodwill (see note 3).

     INTANGIBLE ASSETS. Intangible assets consist of developed technology purchased by the Company in its business acquisition and software acquired from third parties. At the date of acquisition, the Company evaluates the components of the purchase price of each acquisition and assesses the net realizable value of the acquired technology. In assessing net realizable value, the Company relies on several factors including historical results, projections, product cycles, customer relationships, consumer buying patterns, and other financial and nonfinancial data. Intangible assets are reported at cost, net of accumulated amortization, and are being amortized on a straight-line basis over their estimated useful life of twelve to thirty months (see note 3).

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

     REVENUE RECOGNITION. Product sales are recorded at the time products are shipped. Software license fees are recognized upon delivery of the product fullfillment of acceptance terms, if any, and satisfaction of significant support obligations, if any. Engineering services are recognized as the services are performed. The Company incurs shipping, packaging and holding costs which are recorded in costs of revenues.

     RESEARCH AND DEVELOPMENT. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED" (SFAS 86), until the product is available for sale. During 2001 and 2000, software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

     ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $4,000 and $107,852 for the quarter ended March 31, 2001 and 2000, respectively.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

     COMPREHENSIVE INCOME. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. The total comprehensive loss for the first quarter amounted to ($575,537) and is comprised on an unrealized loss on available-for-sale securities of ($225,875) and a net loss of ($349,662).

     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (SFAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS 133, as amended by SFAS 137, for the year ending December 31, 2001. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS 133 because the Company currently does not hold derivative instruments.

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

     RECLASSIFICATIONS. Certain items previously reported in specific financial captions have been reclassified to conform with the 2001 presentation.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

2.   EARNINGS (LOSS) PER SHARE

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
                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                       2001             2000
                                                    ----------       ----------
Weighted average number of shares outstanding:
     Basic                                          11,440,060       11,417,060

3.   IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

     As a result of the Company continuing to operate at a significant loss, an impairment review of goodwill and other intangible assets was performed during the fourth quarter of 2000. An operating plan was developed to project future revenue by product line. These projections were used as a basis in measuring the asset impairment charge. The Company concluded that the remaining portion of both the goodwill and the other intangible assets with respect to the present value of expected cash flow was fully impaired and recorded an impairment loss in the amount of $1,119,920 at December 31, 2000. This amount represented the remaining capitalized portion of the goodwill and acquired intangible assets at December 31, 2000.

4.   REALIZED LOSSES ON INVESTING ACTIVITIES

     During the first quarter of 2000, the Company advanced $150,000 in bridge financing to a publicly traded internet company. The advance is supported by a promissory note, bearing interest at a rate of 12% and convertible into common stock. The note bears a scheduled maturity date of July 6, 2000, and was extended to November 3, 2000, subject to certain fees and conditions. In further consideration of the advance the Company received 41,584 shares of the borrower's common stock, with a market value of approximately $150,000 at December 31, 2000.

     The borrower had defaulted on the loan and had proposed a recapitialization plan under which the Company would receive preferred stock of the borrower. Although the Company had accepted the proposal, an agreement could not be finalized until other creditors were also in agreement. Management had assessed the realizability of the loan balance based on the borrower's financial condition and recorded a reserve of $100,000 as of December 31, 2000.

     On May 10, 2001 TSC Investments, LLC was notified that eNucleus filed voluntary petition under Chapter 11 of the bankruptcy code. As a result of this filing the remaining $50,000 of the original note was expensed to bad debt and the $150,000 or 41, 584 shares were written-off to loss on investments. Also included in loss on investments is a realized loss of $33,623 from the sale of marketable securities, resulting in a total realized loss on investments of $183,623.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21A OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THESE STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH BELOW AND THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000 ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

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

     The Company was formerly a developer and publisher of utility software used to set up, maintain and manage personal computers and networks. The Company's utility software was classified into three areas: diagnostic software, Internet optimization software and file transfer software. The CheckIt product line, a family of system diagnostics, is designed to meet the needs of consumers and service technicians. The CheckIt product line was sold as part of the asset purchase agreement with Smith Micro Software, Inc (SMSI) dated September 30, 2000. Effective as of the close of business on September 22, 2000, TouchStone Software Corporation (the "Company") completed the sale of the assets and intellectual property relating to the Company's CheckIt line of retail software products (all versions) known as CheckIt, FastMove (including Clean & Zip), WinCheckIt and CheckIt Net Optimizer. The assets were sold to Smith Micro Software, Inc. ("Smith Micro") of Aliso Viejo, California. In the sale, the Company received cash in the amount of $25,000 and 108,000 shares of Smith Micro common stock. The Smith Micro shares were issued to the Company in a sale exempt from registration under Section 3(a)(10) of the Securities Act of 1933. Accordingly, such shares are not subject to restrictions on resale by the Company. Along with the Asset purchase agreement the Company entered into an exclusive software distribution license for all existing versions as well as future versions for CheckIt PE(R) 7.0 Portable Edition.

     In January 2000, the Company formed eSupport.com, Inc. (a New Hampshire Corporation), a wholly-owned subsidiary, which currently conducts the day to day operations formerly conducted by TouchStone Software Corporation. Pursuant to its' articles of incorporation, eSupport.com is authorized to issue 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. eSupport.com was capitalized through the issuance of 5,000,000 shares of its common stock to TouchStone Software Corporation. ESupport currently conducts the day to day operations similar to that of the way Unicore Software once did. Unicore, now a wholly-owned non-operating subsidiary was founded in 1989 and supplied primarily BIOS software upgrades. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

     Esupport's customers include primarily end-users, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. Unicore markets and licenses its products and services worldwide.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


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

PRODUCTS

The following table sets forth the products currently marketed by the Company:

================================================================================
PRODUCT TITLE       DESCRIPTION
================================================================================

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


SERVICES

The following table sets forth the services currently marketed by the Company:

================================================================================
PRODUCT TITLE       DESCRIPTION
================================================================================

BIOS ENGINEERING    For over a decade TouchStone Software has worked closely
AND OEM SERVICES    with industry leaders, Phoenix Technologies and Award
                    Software. TouchStone Software is a full-service engineering company with software and hardware engineers that have extensive experience in BIOS development, embedded designs, and all aspects of the system management software design and development. As an independent authorized distributor of Award/Phoenix, TouchStone Software has access to the very latest source code and development techniques. With hundreds of successful project completions, TouchStone Software is uniquely suited to engineer BIOS solutions. Working together with customers to deliver quality products to market ON TIME is our goal.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



RESULTS OF OPERATIONS

     The following is a preliminary discussion of the financial condition and results of operations of the Company as of March 31, 2001 and March 31, 2000 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                               2001           2000
                                             --------       --------
Revenues:
     Product sales                                 90%            97%
     Royalty income                                10              3
Net revenues                                      100            100
Cost of revenues                                    8             10
Gross profit                                       92             90
Operating expenses:
     Sales, marketing, general
        and administrative                         99             64
     Research and development                      23             26
     Amortization of goodwill and
       acquired intangible assets                --               32
                                             --------       --------
       Total operating expenses                   122            122

Loss from operations                              (30)           (32)
Loss on investment, net                           (32)          --
Other income (expense), net                      --                8
Loss before provision for (benefit
  from) income taxes                              (62)           (24)
Provision for (benefit from)
  income taxes                                    --              (7)
                                             --------       --------
Net loss                                          (62)%          (17)%
                                             ========       ========


COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2001  AND 2000

     REVENUES. The Company's revenues consist of product sales, software license fees and engineering services revenues. Product revenues are recorded at the time products are shipped. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfaction of significant support obligations, if any. Engineering service revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Product revenues decreased by approximately 71%, for the three month period ended March 31, 2001, from the same period of the prior year. The decrease in revenues is primarily due from the sale of the retail product line, along with a significant decline in the demand for Cardware, as this product becomes obsolete. During the quarter The Company recognized approximately $76,000 dollars in revenue, that which was previously recorded as deferred revenue. This recognizes the remaining portion of deferred revenue from the sale of the retail product line.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



     COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, inventory obsolescence reserves, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue decreased to 8% of revenues for the three-month period ended March 31, 2001, as compared to 10% of revenues for the same period of the prior year, due primarily from a decrease in sales of the year 2000 products and an increase in revenue recognized from software licensing and engineering services.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE. Sales, marketing, general and administrative expenses consist primarily, sales salaries & commissions, travel costs, retail personnel and related expenses, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by approximately $592,000, or 51%, for the three month period ended March 31, 2001, from the same period of the prior year primarily due to the decreased marketing efforts that had been associated with the retail line of products and the German office.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses decreased by approximately $332,000, or 72%, for the three month period ended March 31, 2001, from the same period of the prior year primarily due to a decrease in head count and an overall decline in development projects.

     LOSS ON INVESTMENT, NET. Loss on investement of $183,623, is due to the write-off of the eNucleus investment for $150,000. A bridge financing agreement, in which the Company made a $150,000 loan to, and received 41,584 shares of common stock of, eNucleus, Incorporated. Also included in loss on investments is a loss of approximately $34,000 on the sale of 46,500 shares of Smith Micro Software (SMSI) sold during the quarter at various prices (see note 4).

     OTHER INCOME,(EXPENSE), NET. Other income, (expense) net consists primarily of interest expense associated with a note outstanding and interest income on cash and cash equivalents.

     AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. The remaining balance of goodwill and other acquired intangibles primarily resulting from the acquisition of Unicore were impaired and expensed as of December 31, 2000 (see note 3).

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 2001, the Company used cash resources of $71,000 for operating activities.

     The Company's cash and cash equivalents, restricted cash, and investments totaled $1.9 million at March 31, 2001. Working capital decreased from approximately $350,000 at December 31, 2000 to approximately $133,000 at March 31, 2001. Cash and cash equivalents increased from $12,890 at December 31, 2000 to $153,983 at March 31, 2001. The increase in cash and cash equivalent was a result of the sale 46,500 shares of Smith Micro Software sold during the quarter at various prices, along with the release of $100,000 from the restricted cash. The decrease in working capital continues to be primarily from the decreased holding of available-for-sale securities and the overall decline in the fairmaket value of these investments along with the cash used to continue operations.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



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

     The Company has suffered recurring operating losses, has an accumulated deficit of $19,047,751 at March 31, 2001, and is largely dependent on its investment portfolio to fund projected future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services which are susceptible to competition from other companies and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2000.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



                           PART II--OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

     In April 2000, a former CEO and president, of TouchStone Software Corporation initiated a lawsuit against the Company in federal district court in California. The Complaint alleges, among other things, violations by the Company and its principals of federal and California securities laws, breach of fiduciary duty and negligent misrepresentation. The Company filed responsive motions to dismiss and to change venue. Both motions were denied. Although the Company continues to attempt to achieve a settlement of the action, the Company intends to vigorously defend itself.

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




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Reports on Form 8-K
             No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

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

                                                TOUCHSTONE SOFTWARE CORPORATION
                                                          (Registrant)





          NAME                                   TITLE                             DATE
          ----                                   -----                             ----


/s/  Pierre A. Narath              Chairman of the Board of Directors           May 22, 2001
----------------------------       Chief Executive Officer and President
     PIERRE A. NARATH




/s/  Christopher J. Gaudette       Controller, Principal Accounting             May 22, 2001
----------------------------       Officer, and Assistant Secretary
     CHRISTOPHER J. GAUDETTE



