Form 10QSB
period 2001-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2001-08-14
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 FOR THE QUARTER ENDED                                COMMISSION FILE NUMBER
     JUNE 30, 2001                                           0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                        95-3778226
          --------                                        ----------
(STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

    1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS             01845
    -----------------------------------------------             -----
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                 (978) 686-6468
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
                                      ----
                     (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


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

       The number of shares of Common Stock of the Registrant outstanding as of August 14, 2001 was 11,440,060 shares.
================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.             FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Consolidated Balance Sheet -- June 30, 2001....................     3
         Consolidated Income Statements -- Three Months Ended
             June 30, 2001 and June 30, 2000 and Six Months Ended
             June 30,  2001 and June 30, 2000...........................     4
         Consolidated Statements of Cash Flows -- Six Months Ended
             June 30, 2001 and June 30, 2000............................     5
         Notes to Consolidated Financial Statements.....................  6-10

ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................. 11-16

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................    17

ITEM 6.  Exhibits and Reports on Form 8-K...............................    17

         Signatures.....................................................    18

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

ASSETS
------
Current assets:
     Cash and cash equivalents.................................$       32,837
        Restricted cash........................................        50,000
     Investments marketable securities.........................       295,306
     Accounts receivable, net..................................        79,435
     Inventories...............................................        15,505
     Prepaid expenses and other current assets.................        92,342
                                                               ---------------
                Total current assets...........................       565,425

Investments, marketable securities.............................        76,195
Restricted cash................................................       350,000
Note receivable, related party.................................       173,875
Investments, other.............................................       956,500
Property, and equipment, net...................................        59,783
                                                               ---------------
                                                               $    2,181,778
                                                               ===============
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:

     Current maturities of long-term debt......................    $   44,643
     Accounts payable..........................................       286,653
     Accrued payroll and related expenses......................        88,921
     Other accrued expenses....................................        56,394
                                                               ---------------
          Total current liabilities............................       476,611
                                                               ---------------

Long-term debt net of current maturities.......................       349,093
Other non-current liabilities..................................        76,195
                                                               ---------------
          Total liabilities....................................       901,899
                                                               ---------------
Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
        authorized, none issued or outstanding
     Common stock, $.001 par value, 20,000,000 shares
        authorized, issued and outstanding,
        11,440,060 (2001)......................................        11,440
     Accumulated other comprehensive loss, net of taxes........     (477,678)
     Additional paid-in capital................................    20,979,684
     Deferred compensation.....................................      (46,684)
     Accumulated deficit.......................................  (19,186,883)
                                                               ---------------
          Total shareholders' equity...........................     1,279,879
                                                               $    2,181,778
                                                               ===============

The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  ------------------                   ----------------
                                                               JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                                 2001              2000              2001              2000
                                                             ------------      ------------      ------------      ------------
(UNAUDITED)
Revenues:
    Product sales ......................................     $    376,920      $    823,199      $    882,871      $  2,563,108
    Royalty income .....................................           33,497            63,235            92,783           110,257
                                                             ------------      ------------      ------------      ------------
      Net revenues .....................................          410,417           886,434           975,654         2,673,365
Cost of revenues .......................................           36,418           251,657            80,392           428,797
                                                             ------------      ------------      ------------      ------------
      Gross profit .....................................          373,999           634,777           895,262         2,244,568
                                                             ------------      ------------      ------------      ------------
Operating expenses:
    Sales,marketing, general and administrative ........          333,562           961,274           893,144         2,113,303
    Research and development ...........................          127,353           336,361           256,281           797,514
    Amortization of goodwill and acquired
      intangible assets ................................             --             433,731              --           1,000,792
                                                             ------------      ------------      ------------      ------------
       Total operating expenses ........................          460,915         1,731,366         1,149,425         3,911,609
                                                             ------------      ------------      ------------      ------------
Loss from operations ...................................          (86,916)       (1,096,589)         (254,163)       (1,667,041)

Loss on investment, net ................................          (55,602)             --            (239,225)             --
Other income, net ......................................            3,386            36,534             6,762           183,422
                                                             ------------      ------------      ------------      ------------
Loss before provision for income taxes .................         (139,132)       (1,060,055)         (486,626)       (1,483,619)
Provision for income taxes .............................             --             341,000             2,168           215,068
                                                             ------------      ------------      ------------      ------------
Net loss before minority interest ......................         (139,132)       (1,401,055)         (488,794)       (1,698,687)
                                                             ------------      ------------      ------------      ------------
Minority interest ......................................             --                 900              --             (37,700)
                                                             ------------      ------------      ------------      ------------
Net loss...............................................      $   (139,132)     $ (1,401,955)     $   (488,794)     $ (1,736,387)
                                                             ============      ============      ============      ============

Basic and diluted loss per share .......................     $      (0.01)     $      (0.12)     $      (0.04)     $      (0.15)
                                                             ============      ============      ============      ============

Basic weighted average shares outstanding ..............       11,440,060        11,440,060        11,440,060        11,440,060
                                                             ============      ============      ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                       4

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                          ----------------
                                                                                      JUNE 30,         JUNE 30,
                                                                                        2001             2000
                                                                                     -----------      -----------
Cash flows from operating activities:
     Net loss ..................................................................     $  (488,794)     $(1,736,387)
     Adjustments  to  reconcile  net  loss to net  cash  provided  by (used  in)
       operating activities:
          Depreciation .........................................................          11,770           31,873
          Amortization of intangibles ..........................................            --          1,000,798
          Amortization of deferred compensation ................................          95,009             --
          Stock options issued for consulting services .........................            --             63,426
          Minority interest ....................................................            --               (876)
          Deferred taxes .......................................................            --            611,100
          Benefit from doubtful  accounts ......................................         (13,731)        (135,805)
          Realized (gain) loss on investments ..................................         289,220         (101,455)
          Accounts receivable ..................................................          78,792          467,318
          Inventories ..........................................................          (8,504)         106,509
          Prepaid expenses and other current assets ............................         (13,155)          41,470
          Other assets .........................................................            --             37,046
          Accounts payable .....................................................         (14,903)        (112,833)
          Deferred revenue .....................................................         (76,613)         (34,697)
          Accrued liabilities ..................................................         (76,237)        (517,129)
                                                                                     -----------      -----------
             Net cash used in operating activities .............................        (217,146)        (279,642)
                                                                                     -----------      -----------
Cash flows from investing activities:

     Purchase and sale of investments, net .....................................         181,736       (1,191,852)
     Advances on notes receivable ..............................................            --           (294,000)
     Purchases of property and equipment .......................................            --             (7,885)
     Proceeds from sale of property and equipment ..............................            --              1,630
                                                                                     -----------      -----------
             Net cash provided by (used in) investing activities ...............         181,736       (1,492,107)
                                                                                     -----------      -----------
Cash flows from financing activities:

     Payment on long-term debt .................................................         (44,643)         (45,169)
     Restricted cash released ..................................................         100,000             --
     Proceeds from exercise of stock options ...................................            --              5,080
                                                                                     -----------      -----------
            Net cash provided by (used in) financing activities ................          55,357          (40,089)
                                                                                     -----------      -----------
Net decrease in cash and cash equivalents ......................................          19,947       (1,811,838)
Cash and cash equivalents, beginning of period .................................          12,890        2,157,904
                                                                                     -----------      -----------
Cash and cash equivalents, end of period .......................................     $    32,837      $   346,066
                                                                                     -----------      -----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:

             Interest ..........................................................     $    16,598      $    16,770
                                                                                     -----------      -----------
             Income taxes ......................................................     $     2,168      $     2,168
                                                                                     -----------      -----------

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

     All inter-company transactions and balances have been eliminated. Minority interest in TSC Investments, LLC has not been recorded as the entity incurred a net loss for the quarter ended June 30, 2001 and the minority shareholders have no obligation to fund such losses.

     BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $19,186,883 at June 30, 2001, and is largely dependent on its investment portfolio to fund projected future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services which are susceptible to competition from other companies and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at June 30, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In order to meet its cash requirements for the next twelve months, management continues to make operational changes reducing expenses wherever possible. Management expects to liquidate marketable securities classified as available-for-sale as needed. Additional sources of financing, including additional private debt or equity capital are being explored, while seeking merger candidates with whom the Company has substantial synergies.

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

     ACCOUNTS RECEIVABLE. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At June 30, 2001 and 2000, the allowance for doubtful accounts was $5,000 and $35,000 respectively.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION. Product sales are recorded at the time products are shipped. Software licnese fees are recognized upon delivery of the product fullfillment of acceptance terms, if any, and satisfaction of significant support obligations, in any. Engineering services are recognized as the services are performed. The Company incurs shipping, packaging and holding costs which are recorded in costs of revenue.

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

     ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $4,000 and $46,000 for the quarter ended June 30, 2001 and 2000, respectively.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     COMPREHENSIVE INCOME. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. The total comprehensive loss for the six month period ended June 30, 2001 amounted to ($477,678) of which all is comprised of unrealized losses on available-for-sale securities.

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

                                                       FOR THE SIX MONTHS
                                                          ENDED JUNE 30,

                                                       2001          2000
                                                       ----          ----
Weighted average number of shares outstanding:
         Basic                                      11,440,060    11,440,060

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

4.       REALIZED LOSSES ON INVESTING ACTIVITIES

During the second quarter of 2001 included in the loss on investments is a realized loss of $55,602 from the sale of 28,300 shares of Smith Micro Software
(SMSI) sold during the quarter at various prices, resulting in a year to date total realized loss on investments of $239,225.

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

     The Company was formerly a developer and publisher of utility software used to set up, maintain and manage personal computers and networks. The Company's utility software was classified into three areas: diagnostic software, Internet optimization software and file transfer software. The CheckIt product line, a family of system diagnostics, is designed to meet the needs of consumers and service technicians. The CheckIt product line was sold as part of the asset purchase agreement with Smith Micro Software, Inc (SMSI) dated September 30, 2000. Effective as of the close of business on September 22, 2000, TouchStone Software Corporation (the "Company") completed the sale of the assets and intellectual property relating to the Company's CheckIt line of retail software products (all versions) known as CheckIt, FastMove (including Clean & Zip), WinCheckIt and CheckIt Net Optimizer. The assets were sold to Smith Micro Software, Inc. ("Smith Micro") of Aliso Viejo, California. In the sale, the Company received cash in the amount of $25,000 and 108,000 shares of Smith Micro common stock. The Smith Micro shares were issued to the Company in a sale exempt from registration under Section 3(a)(10) of the Securities Act of 1933. Accordingly, such shares are not subject to restrictions on resale by the Company. Along with the Asset purchase agreement the Company entered into a software distribution license for all existing versions as well as future versions for CheckIt PE(R) 7.0 Portable Edition.

     In January 2000, the Company formed eSupport.com, Inc. (a New Hampshire Corporation), a wholly-owned subsidiary, which currently conducts the day to day operations formerly conducted by TouchStone Software Corporation. Pursuant to its' articles of incorporation, eSupport.com is authorized to issue 20,000,000 shares of common stock, par value $.01 per share, and 10,000,000 shares of preferred stock, par value $.01 per share. eSupport.com was capitalized through the issuance of 5,000,000 shares of its common stock to TouchStone Software Corporation. ESupport currently conducts the day to day operations similar to that of the way Unicore Software once did. Unicore, now a wholly-owned non-operating subsidiary was founded in 1989 and supplied BIOS software upgrades. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC.

     During the past several years, eSupport (formerly Unicore) has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software and NRE (non-recurring engineering) services to both end-users and OEM customers. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. ESupport believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

     Esupport's customers include primarily end-users, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. Unicore markets and licenses its products and services worldwide.

     During 2000 the Company continued investing a significant amount of its cash, in a group of internet-based companies, its portfolio companies, as minority shareholders. The Company's plan envisions it acting, assisting and managing a diverse network of internet-based companies. In 2001 the Company decided to focus its efforts on the eSupport business and discontinue making additional investments in internet-based companies.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

ISA/PCI POSTCARD      The ISA and PCI Postcard is a plug-in diagnostic card to
                      aid MIS professionals and PC end-users alike to determine the causes of their system failures. It requires no operating system to run and works on any PC or compatible.
                      The ISA POSTcard can be plugged into any XT, AT, ISA or EISA compatible expansion slot and the PCI POSTcard can be plugged into and PCI expansion slot and in seconds
                      POSTcard is displaying test results, often pinpointing the exact bad component. The POSTcard V3 user's manual lists the BIOS POST codes of all major BIOS vendors.

SERVICES

The following table sets forth the services currently marketed by the Company:

--------------------------------------------------------------------------------
SERVICE               DESCRIPTION
--------------------------------------------------------------------------------
BIOS ENGINEERING      TouchStone Software is a full-service engineering company
AND OEM SERVICES      with software and hardware engineers that have extensive
                      experience in BIOS development,

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      embedded designs, and all aspects of the system management software design and development. As an independent authorized distributor of Award/Phoenix, TouchStone Software has access to the very latest source code and development techniques. With hundreds of successful project completions, TouchStone Software is uniquely suited to engineer BIOS solutions. Working together with customers to deliver quality products to market ON TIME is our goal.

RESULTS OF OPERATIONS

         The following is a preliminary discussion of the financial condition and results of operations of the Company as of June 30, 2001 and June 30, 2000 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

         The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,

                                             2001        2000          2001           2000
Revenues:
   Product sales                              92%         93%           90%            96%
   Royalty income                              8           7            10              4
Net revenues                                 100         100           100            100
Cost of revenues                               9          28             8             16
Gross profit                                  91          72            92             84
Operating expenses:
    Sales, marketing, general and
      administrative                          81         108            92             79
    Research and development                  31          38            26             30
    Amortization of goodwill and
      acquired intangible assets                          49                           37
                                          -----------------------------------------------------
          Total operating expenses           112         195           118            146

Loss from operations                         (21)       (123)          (26)           (62)
                                             (14)                      (25)
Other income, net                              1           4             -              7
Loss before provision for (benefit
      from) income taxes                     (34)       (119)          (50)           (55)
Provision for (benefit from)
   income taxes                                -         (24)            -             (8)
Minority Interest                              -           -             -              2
                                          -----------------------------------------------------
Net loss                                     (34)%      (143)%         (50)%          (65)%
                                          =====================================================


COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2001  AND 2000

         REVENUES. The Company's revenues consist of product sales, software license fees and engineering

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

services revenues. Product revenues are recorded at the time products are shipped. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfactions of significant support obligations, if any. Engineering service revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Product revenues decreased by approximately 54%, for the three month period ended June 30, 2001, from the same period of the prior year. The decrease in revenues is primarily due from the sale of the retail product line, along with a significant decline in the demand for Cardware, as this product becomes obsolete.

         COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, inventory obsolescence reserves, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue decreased to 9% of revenues for the three month period ended June 30, 2001, as compared to 28% of revenues for the same period of the prior year, due primarily from a decrease in sales of the year 2000 products and an increase in revenue recognized from software licensing and engineering services.

         SALES, MARKETING, GENERAL AND ADMINISTRATIVE, . Sales, marketing, general and administrative expenses consist primarily of sales salaries & commissions, travel costs, retail personnel and related expenses, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by approximately $628,000, or 65%, for the three month period ended June 30, 2001, from the same period of the prior year primarily due to the decreased marketing efforts that had been associated with the retail line of products and the German office.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses decreased by approximately $209,000, or 62%, for the three month period ended June 30, 2001, from the same period of the prior year primarily due to a decrease in head count and an overall decline in development projects.

         LOSS ON INVESTMENTS, NET. Loss on investement of $55,602 represents the sale of 28,300 shares of Smith Micro Software (SMSI) sold during the quarter at various prices (see note 4).

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

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months or period ended June 30, 2001, the Company used cash resources of $217,000 for operating activities.

         The Company's cash and cash equivalents, restricted cash, and investments totaled $1.7 million at June 30, 2001. Working capital decreased from approximately $350,000 at December 31, 2000 to approximately $89,000 at June 30, 2001. Cash and cash equivalents increased from $12,890 at December 31, 2000 to $32,837 at June 30, 2001. The increase in cash and cash equivalent was a result of the sale 74,800 shares of Smith Micro Software sold during the first six months of 2001 at various prices. The decrease in working capital continues to be primarily from the decreased holding of available-for-sale securities and the overall decline in the fairmaket value of these investments along with the cash used to continue operations.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

         The Company has suffered recurring operating losses, has an accumulated deficit of $19,186,883 at June 30, 2001, and is largely dependent on its investment portfolio to fund projected future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services which are susceptible to competition from other companies and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2000.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Reports on Form 8-K
            No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

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

                         TOUCHSTONE SOFTWARE CORPORATION
                                  (Registrant)


             NAME                        TITLE                         DATE
             ----                        -----                         ----
/s/ Pierre A. Narath              Chairman of the Board of       August 14, 2001
------------------------------    Directors Chief Executive
    PIERRE A. NARATH              Officer and President



/s/ Christopher J. Gaudette       Controller, Principal          August 14, 2001
------------------------------    Accounting Officer, and
    CHRISTOPHER J. GAUDETTE       Assistant Secretary