Form 10QSB/A
period 2001-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2001-11-19
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                  FORM 10-QSB/A

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


       The registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the Quarterly period ended June 30, 2001.

       Item 1. Consolidated Financial Statements. The accompanying financial statements have not been reviewed by outside independent public accountants as required pursuant to Rule 310(b) of Regulation SB. However, the Company has arranged for its outside independent public accountants to perform a review of these financial statements, upon completion of which, an amendment to Form 10-QSB will be filed as notification.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


     The accompanying financial statements have not been reviewed by outside independent public accountants as required pursuant to Rule 310(b) of Regulation SB. However, the Company has arranged for its outside independent public accountants to perform a review of these financial statements, upon completion of which, an amendment to Form 10-QSB will be filed as notification.


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

                         TOUCHSTONE SOFTWARE CORPORATION
                                  (Registrant)



             NAME                        TITLE                         DATE
             ----                        -----                         ----
/s/ Pierre A. Narath              Chairman of the Board of      October 24, 2001
------------------------------    Directors Chief Executive
    PIERRE A. NARATH              Officer and President



/s/ Christopher J. Gaudette       Controller, Principal         October 24, 2001
------------------------------    Accounting Officer, and
    CHRISTOPHER J. GAUDETTE       Assistant Secretary