Form 10QSB
period 2001-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2001-11-19
CIK 751160

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED                             COMMISSION FILE NUMBER
    SEPTEMBER 30, 2001                                      0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                          95-3778226
---------------------------------                       -------------------
 (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS                  01845
-----------------------------------------------               ------------
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

       The number of shares of Common Stock of the Registrant outstanding as of September 30, 2001 was 11,440,060 shares.

================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheet -- September 30, 2001................     3
         Consolidated Income Statements -- Three Months Ended
           September 30, 2001 and September 30, 2000 and Nine Months
           Ended September 30, 2001 and September 30, 2000...............     4
         Consolidated Statements of Cash Flows -- Nine Months Ended
           September 30, 2001 and September 30, 2000.....................     5
         Notes to Consolidated Financial Statements......................  6-10

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 11-17

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................    18

ITEM 6.  Exhibits and Reports on Form 8-K................................    18



Signatures...............................................................    19

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

ASSETS
------
Current assets:

     Cash and cash equivalents .............................       $     43,587
     Investments marketable securities .....................            104,000
     Accounts receivable, net ..............................             46,376
     Inventories ...........................................             15,597
     Prepaid expenses and other current assets .............             13,516
                                                                   ------------
                Total current assets .......................            223,076

Investments, marketable securities .........................             76,104
Note receivable, related party .............................            178,375
Investments, other .........................................            956,500
Property, and equipment, net ...............................             54,611
                                                                   ------------
                                                                   $  1,488,666
                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable ......................................            313,602
     Accrued payroll and related expenses ..................             60,521
     Other accrued expenses ................................             63,135
                                                                   ------------
          Total current liabilities ........................            437,258
                                                                   ------------

Other non-current liabilities ..............................             76,104
                                                                   ------------
          Total liabilities ................................            513,362
                                                                   ------------

Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
        authorized, none issued or outstanding
     Common stock, $.001 par value, 20,000,000 shares
        authorized, issued and outstanding,
        11,440,060 (2001) ..................................             11,440
     Accumulated other comprehensive loss, net of taxes ....           (559,000)
     Additional paid-in capital ............................         20,979,684
     Deferred compensation .................................            (46,234)
     Accumulated deficit ...................................        (19,410,586)
                                                                   ------------
          Total shareholders' equity .......................            975,304
                                                                   ------------
                                                                   $  1,488,666
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           ------------------                   -----------------
                                                       SEPTEMBER         SEPTEMBER         SEPTEMBER         SEPTEMBER
                                                          30,               30,               30,               30,
                                                         2001              2000              2001              2000
                                                         ----              ----              ----              ----
(UNAUDITED)
Revenues:
    Product sales .............................     $    373,779      $    775,770      $  1,256,650      $  3,338,877
    Royalty income ............................           25,696            62,722           118,479           172,979
                                                    ------------      ------------      ------------      ------------
      Net revenues ............................          399,475           838,492         1,375,129         3,511,856
Cost of revenues ..............................           51,443           128,425           131,835           557,223
                                                    ------------      ------------      ------------      ------------
      Gross profit ............................          348,032           710,067         1,243,294         2,954,633
                                                    ------------      ------------      ------------      ------------
Operating expenses:
    Sales, general and administrative .........          349,058           674,057         1,242,202         2,787,360
    Research and development ..................          119,152           278,815           375,433         1,076,328
    Amortization of goodwill and acquired
     intangible assets ........................             --             433,731              --           1,434,523
    Merger and restructuring charges, net .....             --             (61,520)             --             (61,520)

                                                    ------------      ------------      ------------      ------------
       Total operating expenses ...............          468,210         1,325,083         1,617,635         5,236,691
                                                    ------------      ------------      ------------      ------------
Loss from operations ..........................         (120,178)         (615,016)         (374,341)       (2,282,058)


Gain on sale of product line ..................             --             319,872              --             319,872
Loss on investments, net ......................          (82,213)             --            (321,438)             --
Other income, net .............................          (21,313)           (9,655)          (14,550)          173,766
                                                    ------------      ------------      ------------      ------------
Loss before provision for (benefit) from income
taxes .........................................         (223,704)         (304,799)         (710,329)       (1,788,420)
Provision for (benefit) from income
taxes .........................................             --             (72,100)            2,168           142,968
                                                    ------------      ------------      ------------      ------------
Net loss before minority interest .............         (223,704)         (232,699)         (712,497)       (1,931,388)
                                                    ------------      ------------      ------------      ------------
Minority interest .............................             --                (300)             --             (38,000)
                                                    ------------      ------------      ------------      ------------
Net loss ......................................     $   (223,704)     $   (232,999)     $   (712,497)     $ (1,969,388)
                                                    ============      ============      ============      ============

Basic and diluted loss per share ..............     $      (0.02)     $      (0.02)     $      (0.06)     $      (0.17)
                                                    ============      ============      ============      ============

Basic weighted average shares outstanding .....       11,440,060        11,440,060        11,440,060        11,440,060
                                                    ============      ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                  -----------------
                                                                              SEPTEMBER        SEPTEMBER
                                                                                  30,              30,
                                                                                 2001             2000
                                                                                 ----             ----
Cash flows from operating activities:
     Net loss ..........................................................     $  (712,497)     $(1,969,388)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation .................................................          16,942           46,731
          Amortization of intangibles ..................................            --          1,434,524
          Amortization of deferred compensation ........................          95,459             --
          Stock options issued for consulting services .................            --             83,315
          Minority interest ............................................            --            113,222
          Deferred taxes ...............................................            --            140,800
          Benefit from doubtful accounts ...............................          38,251         (135,805)
          Gain on sale of product line .................................            --           (319,872)
          Realized (gain) loss on investments ..........................         321,438         (110,156)
          Accounts receivable ..........................................         109,869          659,036
          Inventories ..................................................          (8,596)         183,147
          Prepaid expenses and other current assets ....................          61,171          102,596
          Other assets .................................................            --             57,779
          Accounts payable .............................................          12,046          (52,087)

          Deferred revenue .............................................         (76,613)        (102,832)
                Accrued liabilities ....................................         (97,987)        (638,372)
                                                                             -----------      -----------
             Net cash used in operating activities .....................        (240,517)        (507,362)
                                                                             -----------      -----------

Cash flows from investing activities:

     Purchase and sale of investments, net .............................         209,593       (1,192,144)
     Advances on notes receivable ......................................            --           (293,000)
     Purchases of property and equipment ...............................            --             (7,585)
     Proceeds from sale of property and equipment ......................            --              1,630
                                                                             -----------      -----------
             Net cash provided by (used in) investing activities .......         209,593       (1,491,099)
                                                                             -----------      -----------

Cash flows from financing activities:

     Payment on long-term debt .........................................        (438,379)         (67,491)

     Restricted cash released ..........................................         500,000             --
     Proceeds from exercise of stock options ...........................            --              5,080
                                                                             -----------      -----------
             Net cash provided by (used in) financing activities .......          61,621          (62,411)
                                                                             -----------      -----------

Net increase (decrease) in cash and cash equivalents ...................          30,697       (2,060,872)
Cash and cash equivalents, beginning of period .........................          12,890        2,157,904
                                                                             -----------      -----------
Cash and cash equivalents, end of period ...............................     $    43,587      $    97,032
                                                                             -----------      -----------

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
             Interest ..................................................     $    22,199      $    25,219
                                                                             -----------      -----------
             Income taxes ..............................................     $     2,168      $     2,168
                                                                             -----------      -----------

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

       All inter-company transactions and balances have been eliminated. Minority interest in TSC Investments, LLC has not been recorded as the entity incurred a net loss for the quarter ended September 30, 2001 and the minority shareholders have no obligation to fund such losses.

       Basis of Presentation. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $19,410,586 at September 30, 2001, and is largely dependent on its investment portfolio to fund projected future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services which are susceptible to competition from other companies and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at September 30, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

       Accounts Receivable. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At September 30, 2001 and 2000, the allowance for doubtful accounts was $5,000 and $27,000 respectively.

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

       Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was approximately $1,000 and $20,000 for the quarter ended September 30, 2001 and 2000, respectively.

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

       Comprehensive Income. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. For the quater September 30, 2001 the total comprhensive loss was ($305,026) as compared ($754,719) for the same period the prior year. For the nine month period ended September 30, 2001 the total comprhensive loss was ($714,173) as compared ($2,638,401) for the same period the prior year. The only difference between net loss and comprehensive loss is unrealized losses on marketable investments

       Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. The Company adopted SFAS 133, as amended by SFAS 137, for the year ending December 31, 2001. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS 133 because the Company currently does not hold derivative instruments.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Management has assessed the implementation and determined that there is no significant impact on the consolidated financial statements of the Company.

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

4.     LONG-TERM DEBT AND RESTRICTED CASH

       The long-term debt totaling $389,000 owed to Lawrence Savings Bank was paid off in full. The note was collateralized by a certificate of deposit (CD) presented as restricted cash in the amount of $400,000 and accrued interest (other asset) for $72,000 as shown on previously filed financial statements. Upon payment of the the long-term debt along with a prepayment penalty in the amount of $25,000 The Company received $58,000.

5.     REALIZED LOSSES ON INVESTING ACTIVITIES

       Included in the loss on investments is a realized loss of $82,213 from the sale of 27,800 shares of Smith Micro Software (SMSI) sold during the quarter at various prices, along with the write-off of $9,070 related to the investment in Entertainment Boulevard. Resulting in a year to date total realized loss on investments of $321,438.

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

       During 2000 the Company continued investing a significant amount of its cash, in a group of internet-based companies, its portfolio companies, as minority shareholders. The Company plan envisioned it acting, assisting and managing a diverse network of internet-based companies. In 2001 the Company decided to focus its efforts on the eSupport business and discontinue making additional investments in internet-based companies.

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

       Effective September 30, 2000 the Company closed its German office located at Sonnenstrasse 26B, 85622 Feldkirchen, Germany. TouchStone Software Corporation (the "Company") entered into an Assumption and Settlement Agreement with Alexei A. Piatetsky ("Piatetsky"), former General Manager, TouchStone Europe, for certain of its assets and liabilities. The company and Piatetsky have agreed to terminate his employment contract, he will acquire all rights to the Software product CardWare(R) 6.0, the assets related to the office and all the company's obligations and liabilities arising out of the office and or related to the use and ownership of the software. The agreement grants the Company an exclusive software distribution license for all existing versions as well as future versions in the United States and Canada.

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

ISA/PCI               The ISA and PCI Postcard is a plug-in diagnostic card to
POSTCARD              aid MIS professionals and PC end-users alike to determine
                      the causes of their system failures. It requires no operating system to run and works on any PC or compatible.
                      The ISA POSTcard can be plugged into any XT, AT, ISA or EISA compatible expansion slot and the PCI POSTcard can be plugged into and PCI expansion slot and in seconds
                      POSTcard is displaying test results, often pinpointing the exact bad component. The POSTcard V3 user's manual lists the BIOS POST codes of all major BIOS vendors.

SERVICES

The following table sets forth the services currently marketed by the Company:

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

         The following is a preliminary discussion of the financial condition and results of operations of the Company as of September 30, 2001 and September 30, 2000 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

         The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.


                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                  2001       2000       2001       2000
Revenues:
   Product sales                                    94%        93%        91%        95%
   Royalty income                                    6          7          9          5
Net revenues                                       100        100        100        100
Cost of revenues                                    13         15         10         16
Gross profit                                        87         85         90         84
Operating expenses:
    Sales, marketing, general and
      administrative                                87         80         90         79
    Research and development                        30         33         27         31
    Amortization of goodwill and
      acquired intangible assets                    52         41
    Merger and restructuring charges,net             -         (7)         -         (2)
                                               --------------------------------------------
        Total operating expenses                   107        158        117        149
Loss from operations                               (30)       (73)       (27)       (65)
Loss on investments, net                           (21)         -        (23)         -
Gain on sale of product line                         -         38          -          9
Other income, net                                   (5)        (1)        (1)         5
Loss before provision for (benefit
      from) income taxes                           (56)       (36)       (51)       (51)
Provision for (benefit from)
   income taxes                                      -         (9)         -          4
Minority Interest                                    -          -          -          1
                                               --------------------------------------------
Net loss                                           (56)%      (27)%      (51)%      (56)%
                                               ============================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2001  AND 2000

         REVENUES. The Company's revenues consist of product sales, software license fees and engineering services revenues. Product revenues are recorded at the time products are shipped. Software license fees are recognized upon delivery of the product, fulfillment of acceptance terms, if any, and satisfactions of significant support obligations, if any. Engineering service revenues generally consist of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Product revenues decreased by approximately 52%, for the three month period ended September 30, 2001, from the same period of the prior year. The decrease in revenues continues to be primarily due from the sale of the retail product line, along with a significant decline in the demand for Cardware, as this product becomes obsolete.

         COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, inventory obsolescence reserves, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue decreased to 13% of revenues for the three month period ended September 30, 2001, as compared to 15% of revenues for the same period of the prior year, due primarily from a decrease in sales of the year 2000 products and an increase in revenue recognized from software licensing and engineering services.

         SALES, MARKETING, GENERAL AND ADMINISTRATIVE, . Sales, marketing, general and administrative expenses consist primarily of sales salaries & commissions, travel costs, retail personnel and related expenses, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by approximately $325,000, or 48%, for the three month period ended September 30, 2001, from the same period of the prior year primarily due to the decreased marketing efforts that had been associated with the retail line of products and the closure of the German office.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses and equipment costs. Research and development expenses decreased by approximately $160,000 or 57%, for the three month period ended September 30, 2001, from the same period of the prior year primarily due to a decrease in head count and an overall decline in development projects.

         LOSS ON INVESTMENTS, NET. Loss on investement of $82,213 represents the loss recognized on the sale of 27,800 shares of Smith Micro Software (SMSI) sold during the quarter at various prices, along with $9,070 write-off of the remaing portion of Entertainment Boulevard, previously recorded in the equity section of the balance sheet under accumulated other comprehensive income. (see note 4).

         OTHER INCOME,(EXPENSE), NET. Other income, (expense) net consists primarily of interest expense associated with a note outstanding and interest income on cash and cash equivalents. Included in Other Income, (expense) is a prepayment penalty of $25,000 associated with the prepayment of the note with Lawrence Savings Bank of which was collateralized by a certificate of deposit.

         AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLES. The remaining balance of goodwill and other acquired intangibles primarily resulting from the acquisition of Unicore were impaired and expensed as of December 31, 2000 (see note 3).

LIQUIDITY AND CAPITAL RESOURCES

         DURING THE FIRST NINE MONTHS OR PERIOD ENDED SEPTEMBER 30, 2001, THE COMPANY USED CASH RESOURCES OF $241,000 FOR OPERATING ACTIVITIES.

         The Company's cash and cash equivalents and investments totaled approximately $1.1 million at September 30, 2001. Working capital decreased from approximately $350,000 at December 31, 2000 to a working capital deficit of approximately $214,000 at September 30, 2001. Cash and cash equivalents increased from $12,890 at December 31, 2000 to $43,587 at September 30, 2001. The increase in cash and cash equivalent was a result of the sale 102,600 shares of Smith Micro Software sold during the first nine months of 2001 at various prices, along with the addition of $57,000 from the non-renewal of the CD of which was securing the debt at Lawrence Savings Bank. The decrease in working capital continues to be primarily from the decreased holding of available-for-sale securities and the overall decline in the fairmarket value of these investments along with the cash used to continue operations.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


BUSINESS RISKS

       This report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The actual future results of the Company could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. An investment in shares of our Common Stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this Quarterly Report, in evaluating our business and proposed activities. You should also see the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1996" regarding risks and uncertainties relating to us and to forward looking statements herein.

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

The Company has suffered recurring operating losses, has an accumulated deficit of $19,410,586 at September 30, 2001, and is largely dependent on its investment portfolio to fund projected future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services which are susceptible to competition from other companies and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

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

                                                 TOUCHSTONE SOFTWARE CORPORATION
                                                           (Registrant)

         NAME                                    TITLE                                  DATE
         ----                                    -----                                  ----

/s/   Pierre A. Narath             Chairman of the Board of Directors              November 19, 2001
------------------------------     Chief Executive Officer and President
      PIERRE A. NARATH



/s/  Christopher J. Gaudette      Controller, Principal Accounting Officer,        November 19, 2001
------------------------------    and Assistant Secretary
     CHRISTOPHER J. GAUDETTE