Form 10QSB/A
period 2001-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2002-01-17
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                FORM 10-QSB/A II

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

       Item 1. Consolidated Financial Statements. The accompanying financial statements are in compliance with Rule 310(b) of Regulation SB. Footnote 1 has been updated to reflect the total comprehensive income/loss for the periods presented. A footnote 5 has been added outlining certain events that have occurred subsequent to the August 14, 2001 filing on Form 10QSB.

       Item 2. Management's discussion and analysis of financial condition and results of operation. See the second and third paragraphs following liquidity and capital resources pertaining to subsequent financial activities.

================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.             FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Consolidated Balance Sheet -- June 30, 2001....................     3
         Consolidated Income Statements -- Three Months Ended
             June 30, 2001 and June 30, 2000 and Six Months Ended
             June 30,  2001 and June 30, 2000...........................     4
         Consolidated Statements of Cash Flows -- Six Months Ended
             June 30, 2001 and June 30, 2000............................     5
         Notes to Consolidated Financial Statements.....................  6-10

ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................. 11-17

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................    18

ITEM 6.  Exhibits and Reports on Form 8-K...............................    18

         Signatures.....................................................    19

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

  The accompanying financial statements are in compliance with Rule 310(b) of
                                 Regulation SB

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)

ASSETS
------
Current assets:
     Cash and cash equivalents.................................$       32,837
        Restricted cash........................................        50,000
     Investments marketable securities.........................       295,306
     Accounts receivable, net..................................        79,435
     Inventories...............................................        15,505
     Prepaid expenses and other current assets.................        92,342
                                                               ---------------
                Total current assets...........................       565,425

Investments, marketable securities.............................        76,195
Restricted cash................................................       350,000
Note receivable, related party.................................       173,875
Investments, other.............................................       956,500
Property, and equipment, net...................................        59,783
                                                               ---------------
                                                               $    2,181,778
                                                               ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:

     Current maturities of long-term debt......................    $   44,643
     Accounts payable..........................................       286,653
     Accrued payroll and related expenses......................        88,921
     Other accrued expenses....................................        56,394
                                                               ---------------
          Total current liabilities............................       476,611
                                                               ---------------

Long-term debt net of current maturities.......................       349,093
Other non-current liabilities..................................        76,195
                                                               ---------------
          Total liabilities....................................       901,899
                                                               ---------------
Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
        authorized, none issued or outstanding
     Common stock, $.001 par value, 20,000,000 shares
        authorized, issued and outstanding,
        11,440,060 (2001)......................................        11,440
     Accumulated other comprehensive loss, net of taxes........     (477,678)
     Additional paid-in capital................................    20,979,684
     Deferred compensation.....................................      (46,684)
     Accumulated deficit.......................................  (19,186,883)
                                                               ---------------
          Total shareholders' equity...........................     1,279,879
                                                               ---------------
                                                               $    2,181,778
                                                               ===============

The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  ------------------                   ----------------
                                                               JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                                 2001              2000              2001              2000
                                                             ------------      ------------      ------------      ------------
(UNAUDITED)
Revenues:
    Product sales ......................................     $    376,920      $    823,199      $    882,871      $  2,563,108
    Royalty income .....................................           33,497            63,235            92,783           110,257
                                                             ------------      ------------      ------------      ------------
      Net revenues .....................................          410,417           886,434           975,654         2,673,365
Cost of revenues .......................................           36,418           251,657            80,392           428,797
                                                             ------------      ------------      ------------      ------------
      Gross profit .....................................          373,999           634,777           895,262         2,244,568
                                                             ------------      ------------      ------------      ------------
Operating expenses:
    Sales,marketing, general and administrative ........          333,562           961,274           893,144         2,113,303
    Research and development ...........................          127,353           336,361           256,281           797,514
    Amortization of goodwill and acquired
      intangible assets ................................             --             433,731              --           1,000,792
                                                             ------------      ------------      ------------      ------------
       Total operating expenses ........................          460,915         1,731,366         1,149,425         3,911,609
                                                             ------------      ------------      ------------      ------------
Loss from operations ...................................          (86,916)       (1,096,589)         (254,163)       (1,667,041)

Loss on investment, net ................................          (55,602)             --            (239,225)             --
Other income, net ......................................            3,386            36,534             6,762           183,422
                                                             ------------      ------------      ------------      ------------
Loss before provision for income taxes .................         (139,132)       (1,060,055)         (486,626)       (1,483,619)
Provision for income taxes .............................             --             341,000             2,168           215,068
                                                             ------------      ------------      ------------      ------------
Net loss before minority interest ......................         (139,132)       (1,401,055)         (488,794)       (1,698,687)
                                                             ------------      ------------      ------------      ------------
Minority interest ......................................             --                (900)             --             (37,700)
                                                             ------------      ------------      ------------      ------------
Net loss...............................................      $   (139,132)     $ (1,401,955)     $   (488,794)     $ (1,736,387)
                                                             ============      ============      ============      ============

Basic and diluted loss per share .......................     $      (0.01)     $      (0.12)     $      (0.04)     $      (0.15)
                                                             ============      ============      ============      ============

Basic weighted average shares outstanding ..............       11,440,060        11,440,060        11,440,060        11,440,060
                                                             ============      ============      ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                       4

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                          ----------------
                                                                                      JUNE 30,         JUNE 30,
                                                                                        2001             2000
                                                                                     -----------      -----------
Cash flows from operating activities:
     Net loss ..................................................................     $  (488,794)     $(1,736,387)
     Adjustments to reconcile net loss to net cash used  in
       operating activities:
          Depreciation .........................................................          11,770           31,873
          Amortization of intangibles ..........................................            --          1,000,798
          Amortization of deferred compensation ................................          95,009             --
          Stock options issued for consulting services .........................            --             63,426
          Minority interest ....................................................            --               (876)
          Deferred taxes .......................................................            --            611,100
          Benefit from doubtful  accounts ......................................         (13,731)        (135,805)
          Realized (gain) loss on investments ..................................         289,220         (101,455)
          Accounts receivable ..................................................          78,792          467,318
          Inventories ..........................................................          (8,504)         106,509
          Prepaid expenses and other current assets ............................         (13,155)          41,470
          Other assets .........................................................            --             37,046
          Accounts payable .....................................................         (14,903)        (112,833)
          Deferred revenue .....................................................         (76,613)         (34,697)
          Accrued liabilities ..................................................         (76,237)        (517,129)
                                                                                     -----------      -----------
             Net cash used in operating activities .............................        (217,146)        (279,642)
                                                                                     -----------      -----------
Cash flows from investing activities:

     Purchase and sale of investments, net .....................................         181,736       (1,191,852)
     Advances on notes receivable ..............................................            --           (294,000)
     Purchases of property and equipment .......................................            --             (7,885)
     Proceeds from sale of property and equipment ..............................            --              1,630
                                                                                     -----------      -----------
             Net cash provided by (used in) investing activities ...............         181,736       (1,492,107)
                                                                                     -----------      -----------
Cash flows from financing activities:

     Payment on long-term debt .................................................         (44,643)         (45,169)
     Restricted cash released ..................................................         100,000             --
     Proceeds from exercise of stock options ...................................            --              5,080
                                                                                     -----------      -----------
            Net cash provided by (used in) financing activities ................          55,357          (40,089)
                                                                                     -----------      -----------
Net increase (decrease) in cash and cash equivalents ...........................          19,947       (1,811,838)
Cash and cash equivalents, beginning of period .................................          12,890        2,157,904
                                                                                     -----------      -----------
Cash and cash equivalents, end of period .......................................     $    32,837      $   346,066
                                                                                     -----------      -----------
Supplemental disclosure of cash flow information:
     Cash paid during the period for:

             Interest ..........................................................     $    16,598      $    16,770
                                                                                     -----------      -----------
             Income taxes ......................................................     $     2,168      $     2,168
                                                                                     -----------      -----------

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

     ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $4,000 and $46,000 for the quarters ended June 30, 2001 and 2000, respectively.

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

     COMPREHENSIVE INCOME. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. For the three month period ended June 30, 2001 the total comprehensive loss was ($104,836) as compared ($2,134,148) for the same period the prior year. For the six month period ended June 30, 2001 the total comprehensive loss was ($409,147) as compared ($1,883,682) for the same period the prior year. The only difference between net loss and comprehensive loss is unrealized losses on marketable investments.

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


5.       SUBSEQUENT EVENTS

     Subsequent to the original filing of form 10QSB on August 14, 2001, the Companies available-for-sale securities continue to fluctuate during this extremely volatile market. Since that time TouchStone sold the remaining 27,800 shares of Smith Micro Software (SMSI) at an average price of $1.00. The long-term debt owed to Lawrence Savings Bank, collateralized by a certificate of deposit (CD) and presented as restricted cash on the financial statement filed herewith, was paid off in full. Upon payment of the debt, The Company received the accrued interest from the CD less a prepayment penalty.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

     Esupport's customers include primarily end-users, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. The Company markets and licenses its products and services worldwide.

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

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,

                                             2001        2000          2001           2000
Revenues:
   Product sales                              92%         93%           90%            96%
   Royalty income                              8           7            10              4
Net revenues                                 100         100           100            100
Cost of revenues                               9          28             8             16
Gross profit                                  91          72            92             84
Operating expenses:
    Sales, marketing, general and
      administrative                          81         108            92             79
    Research and development                  31          38            26             30
    Amortization of goodwill and
      acquired intangible assets                          49                           37
                                          -----------------------------------------------------
          Total operating expenses           112         195           118            146

Loss from operations                         (21)       (123)          (26)           (62)
Loss on investments, net                     (14)          -           (25)             -
Other income, net                              1           4             -              7
Loss before provision for (benefit
      from) income taxes                     (34)       (119)          (50)           (55)
Provision for (benefit from)
   income taxes                                -         (24)            -             (8)
Minority Interest                              -           -             -             (2)
                                          -----------------------------------------------------
Net loss                                     (34)%      (143)%         (50)%          (65)%
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

     The Company's cash and cash equivalents, restricted cash, and investments totaled approximately $1.7 million at June 30, 2001. Working capital decreased from approximately $350,000 at December 31, 2000 to approximately $89,000 at June 30, 2001. Cash and cash equivalents increased from $12,890 at December 31, 2000 to $32,837 at June 30, 2001. The increase in cash and cash equivalent was a result of the sale 74,800 shares of Smith Micro Software sold during the first six months of 2001 at various prices. The decrease in working capital continues to be primarily from the decreased holding of available-for-sale securities and the overall decline in the fairmarket value of these investments along with the cash used to continue operations.

     Subsequent to the original filing of form 10QSB on August 14, 2001, the Companies available-for-sale securities continue to fluctuate during this extremely volatile market. Since that time TouchStone sold the remaining 27,800 shares of Smith Micro Software (SMSI) at an average price of $1.00. The long-term debt totaling $389,000 owed to Lawrence Savings Bank was paid off in full. The note was collateralized by a certificate of deposit (CD) presented as restricted cash in the amount of $400,000 and accrued interest (other asset) for $72,000 as shown on the financial statement filed herewith. Upon payment of the long-term debt along with a prepayment penalty in the amount of $25,000, The Company received $58,000. This amount is being used to help finance current operations.

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

                         TOUCHSTONE SOFTWARE CORPORATION
                                  (Registrant)



             NAME                        TITLE                         DATE
             ----                        -----                         ----
/s/ Pierre A. Narath              Chairman of the Board of     November 19, 2001
------------------------------    Directors Chief Executive
    PIERRE A. NARATH              Officer and President



/s/ Christopher J. Gaudette       Controller, Principal        November 19, 2001
------------------------------    Accounting Officer, and
    CHRISTOPHER J. GAUDETTE       Assistant Secretary