Form 10KSB
period 2001-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2002-04-12
CIK 751160

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from ____________ to ____________

                         Commission File Number 0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

            Delaware                                       95-3778226
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

1538 Turnpike Street, North Andover, Massachusetts                      01845
--------------------------------------------------                   ----------
    (Address of Principal Executive Offices)                         (Zip Code)

(Registrant's Telephone Number including Area Code):  (978) 686-6468

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended December 31, 2001 were $1,836,815.

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $345,763 as of April 5, 2002.

On April 5, 2002, the Registrant had outstanding 11,440,060 shares of voting Common Stock, $.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (Check One):
            Yes  [ ]  No  [X]
================================================================================

                         TOUCHSTONE SOFTWARE CORPORATION
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

                                     PART I.
Item 1.   Description of Business .........................................  3-7
Item 2.   Description of Properties........................................   7
Item 3.   Legal Proceedings................................................   7
Item 4.   Submission of Matters to a Vote of Security Holders..............   7

                                    PART II.
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters............................................   8
Item 6.   Management's Discussion and Analysis or Plan of Operation........ 9-16
Item 7.   Financial Statements.............................................17-37
Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures...........................  38

                                    PART III.
Item 9.   Directors, Executive Officers and Control Persons................  39
Item 10.  Executive Compensation...........................................40-41
Item 11.  Security Ownership of Certain Beneficial Owners and Management...  42
Item 12.  Certain Relationships and Related Transactions...................42-43
Item 13.  Exhibits and Reports on Form 8-K.................................  44

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS
-----------------------------------

            TouchStone Software Corporation, Inc. and its consolidated subsidiaries, ("TouchStone" or "the Company") is a provider of system management software, which includes basic input/output ("BIOS") software upgrades, personal computer ("PC") diagnostics for personal computers and embedded systems. System management software is one of the fundamental layers in any microprocessor-based system (including PCs) architecture and provides an essential interface between the systems's operating software and hardware. Organized in 1982 as a California corporation, the Company reincorporated in Delaware in January 1997. The Company's executive offices are located at 1538 Turnpike Street, North Andover, Massachusetts 01845, and its telephone number is (978) 686-6468.

            We are the world's oldest and largest provider of BIOS Upgrades with over 12 years of unparalleled excellence in the industry. Not only are we the oldest and largest BIOS Upgrade Company, but we are also the exclusive authorized BIOS upgrade company and support center for Phoenix Technologies, Inc. (NASDAQ PTEC) AwardBIOS. For many years, we have enjoyed our relationships with the world's leading Motherboard Manufacturers and our engineering team works closely with all of these companies to ensure that we have the absolute latest code to include with our BIOS Upgrades. It is because of our experience, knowledge and expertise that we are confident that we can upgrade the BIOS on any PC and have long enjoyed the reputation of being the source for BIOS Upgrades.

            In January 2000, the Company formed eSupport.com, Inc. (a New Hampshire Corporation), a wholly-owned subsidiary, which currently conducts the day to day operations similar to that of the way Unicore Software once did. Unicore, now a wholly-owned non-operating subsidiary was founded in 1989 and supplied primarily BIOS software upgrades. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC.

            During the past several years, eSupport has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software and NRE (non-recurring engineering) services to both end-users and OEM customers. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. eSupport believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available.

            eSupport's customers include primarily end-users, enterprises such as a majority of Fortune 500 corporations, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. eSupport markets and licenses its products and services worldwide.

            In the last year, we have undertaken a number of cost saving measures in an effort to bring costs in line with revenue and strengthen our financial performance. Since May of 2000, we have reduced our employee head count in half. As a result of these efforts we have been able to reduce our operational expenditures by more than 52%.

INDUSTRY OVERVIEW

            During the last decade, the personal computer industry has grown rapidly - fueled most recently by the Internet. The Company believes that the market will continue to expand in the future as technological advances and increased functionality, combined with lower pricing, will increasingly make personal computers common for use in both homes and businesses. Future changes in the operating systems that run personal computers may contain some of the functionality of certain utility software of the kind marketed by the Company. The software industry, including the utility market, is increasingly being dominated by a few very large competitors. However, the Company believes that the complexities created by the Internet, multimedia and connectivity utilizing enhanced video, storage, animation, and audio capabilities will continue to drive the demand for new, sophisticated, separately installed utility software and BIOS upgrades.

PRODUCTS AND SERVICES

            Our revenue is derived from two principal sources: software products and engineering services.

eSupport.com currently offers the following products:

--------------------------------------------------------------------------------
PRODUCT TITLE                 DESCRIPTION
--------------------------------------------------------------------------------

BIOS                          The BIOS is the control center of any PC or
UPGRADE SOLUTIONS             compatible. Without a properly functioning one,
                              the operating system will not run correctly, devices will not configure, and the system will fail. The Company's BIOS upgrades solutions (known as firmware), allow end-users to keep their systems current by enabling the latest technology, such as large drive support, increased RAM size, processor upgrades, etc. Once the BIOS upgrade is installed the operating system (Windows, Linux, etc) will then be able to manage new technology add-ons.

CHECKIT PE(R) 7.0             CheckIt 7.0 Portable Edition is a modular PC
PORTABLE EDITION              testing and diagnostics tool expressly designed
                              for computer manufacturers, resellers and repair centers. Designed to meet the requirements of demanding professional users, it brings the power of a professional testing laboratory to anyone who installs, checks, develops, refurbishes, or repairs PC hardware. CheckIt 7.0 PE was developed for use by PC manufacturers and after-market professionals - at varying levels and with varying technical requirements. TouchStone is licensed by Smith Micro Software, Inc. to resell this product.

CARDWARE(R)6.0                CardWare enables PCs and other electronic devices
                              to recognize, install, configure and operate peripheral devices that comply with PCMCIA standards. CardWare provides a number of benefits over traditional PC Card software, including the efficient use of system memory, greater portability, ease of maintenance and a more modular design. CardWare can be tailored to an OEM's needs to work with the OEM's power management and plug and play specifications.
                              CardWare is also available in a single user version. A software development kit is available for designers who wish to use our tools to help design their PC Card products. CardWare was designed to operate with Windows NT4.0, DOS & OS/2 solutions. TouchStone is licensed by APSoft, Inc to offer this product for resale.

ISA/PCI                       The ISA and PCI Postcard is a plug-in diagnostic
POSTCARD                      card to aid IT professionals and PC end-users
                              alike to determine the causes of their system failures. It requires no operating system to run and works on any PC or compatible. The ISA
                              POSTcard can be plugged into any XT, AT, ISA or EISA compatible expansion slot and the PCI
                              POSTcard can be plugged into and PCI expansion slot and in seconds POSTcard is displaying test results, often pinpointing the exact bad component. The POSTcard user's manual lists the BIOS POST codes of all major BIOS vendors.

Services
eSupport.com currently offers the following services:

--------------------------------------------------------------------------------
SERVICE                       DESCRIPTION
--------------------------------------------------------------------------------

BIOS ENGINEERING              TouchStone is a full-service engineering company
AND OEM SERVICES              with software and hardware engineers that have
                              extensive experience in BIOS development, embedded designs, and all aspects of the system management software design and development. As an independent authorized distributor of Award/Phoenix,
                              TouchStone has access to the very latest source code and development techniques.

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

            During 2001 and 2000, royalty expenses were approximately $119,000 and $214,000, respectively. The decrease in royalty expense from 2001 to 2000 is directly attributable to a reduction in sales of those products the Company pays royalties on.

DISTRIBUTION, SALES, AND MARKETING

            The Company currently markets its products via a direct inbound and outbound sales force and the Internet. The Company's sales force as of April 5, 2002 consisted of a direct sales team of 6 individuals who receive salary plus commissions. The Company also utilizes outside consultants in its marketing efforts, including design and development of product packaging, advertisements, and promotional items.

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

COMPETITION

            The market for BIOS Upgrade products is intensely competitive and constantly changing. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company's products. Many of these firms have substantially greater financial, technical personnel and marketing resources than the Company. Moreover, there are no proprietary barriers to entry into the BIOS Upgrade market that could keep competitors from developing and selling and or giving away products, which compete with those marketed by the Company. Increased competition may result in reduction in consumer demand of the Company's products; and any of these events, which could have a material adverse effect on the Company's operating results.

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

EMPLOYEES

            As of April 5, 2002, we had 18 full-time employees and one part-time employee. We believe that our future success is dependent on attracting and retaining highly skilled engineering, sales, marketing and senior management personnel. Competition for such personnel is intense, and there can be no assurance that we will continue to be able to attract and retain high-caliber employees. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

ITEM 2.     DESCRIPTION OF PROPERTIES
-------------------------------------

            The Company maintains its offices and research and development function in a facility containing approximately 3,800 square feet in North Andover, Massachusetts, as a tenant at will. Its data server is located in Lawrence, Massachusetts, in a facility operated and maintained by Whizwireless Inc. The Company rents the office from a related party real estate trust, owned 100% by Pierre Narath, TouchStone's Chief Executive Officer. Rental payments to the related real estate trust in 2001 and 2000 were $104,000 and $104,000, respectively.

ITEM 3.     LEGAL PROCEEDINGS
-----------------------------

            In April 2000, a former CEO and president, of TouchStone Software Corporation initiated a lawsuit against the Company in federal district court in California. The Complaint alleged, among other things, violations by the Company and its principals of federal and California securities laws, breach of fiduciary duty and negligent misrepresentation. The Company entered into a settlement agreement in the amount of $150,000, with this former CEO on or about November 21, 2001. In full and complete settlement of all claims the Company agreed to pay the following: $50,000 upon execution of the settlement, along with an additional $25,000 within sixty days of the effective date of the action. The Company issued a note for the remaining $75,000, to be paid over 30 months and accruing interest at a rate of 6% per annum. See note 8 of notes to our consolidated financial statements for information regarding Long-term debt.

            The Company is also subject to other legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

            No matters were submitted to a vote of our security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
            MATTERS
            -------

            The Company's Common Stock was traded on The NASDAQ National Market from May 19, 1995, until July 9, 1999 under the symbol "TSSW." On July 9, 1999, the NASDAQ Listing Qualification Panel (the "Panel") determined to delist the Company's shares from the NASDAQ National Market and noted the Company did not comply with the requirements for continued listing on the NASDAQ Small Cap Market. The Panel based its decision primarily on its lack of confidence in the Company's ability to achieve and maintain compliance with the minimum bid price requirement of Rule 4450(a) (5). The Panel also cited its concern that the Company would not maintain the level of net tangible assets required by Marketplace Rule 4450(a) (3). The Company's shares now trade on the OTC Bulletin Board. The high and low closing sale prices for a share of the Company's Common Stock set forth below for the periods indicated are as reported on the OTC Bulletin Board:

2002 - Quarter ended                      Low               High
--------------------                      ---               ----
March 31, 2002                           0.03               0.05

2001 - Quarter ended
--------------------
December 31, 2001                        0.03               0.09
September 30, 2001                       0.07               0.10
June 30, 2001                            0.07               0.17
March 31, 2001                           0.16               0.27

2000 - Quarter ended
--------------------
December 31, 2000                        0.19               0.33
September 30, 2000                       0.33               0.78
June 30, 2000                            0.59               1.88
March 31, 2000                           0.72               3.25

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

            As of December 31, 2001, there were approximately 2,941 holders of record of TouchStone's common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------

GENERAL

            During 2001, the Company experienced a decrease in revenues and a decrease in operating losses. The decrease in revenues was due in part from the sale of the retail product line along with the closure of its German office during 2000. The decreased loss is due to management's continued cost cutting efforts and an attempt at brining current-operating expenditures inline with revenues.

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

            During the past several years, eSupport has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software, PC Card software and NRE (non-recurring engineering) services to both end-users and OEM customers. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. eSupport believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available.

            eSupport's customers include primarily end-users, enterprises such as a majority of Fortune 500 corporations, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. Unicore markets and licenses its products and services worldwide.

            During 2000 TouchStone Investments, Inc. (a New Hampshire corporation) a wholly-owned subsidiary of TouchStone Software Corporation was formed for the principal purpose of managing the investment portfolio. Under its articles of incorporation, TouchStone Investments, Inc. is authorized to issue 100,000 shares of common stock, par value $.01 per share; no other classes of stock have been authorized. TouchStone Investments, Inc. was capitalized through the issuance of 10,000 shares of its common stock to TouchStone Software Corporation.

            In January 2000, TSC Investments, LLC (a New Hampshire Limited Liability Company) was formed to engage in the business of making investments. Under its operating agreement, TSC's sole member is TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of the LLC. In a subsequent amendment to the operating agreement, Pierre Narath was designated as the manager of TSC Investment, LLC. The operating agreement was amended in its entirety on March 29, 2000. Under the amended operating agreement, TouchStone Investments, Inc.

holds 80 membership units, Pierre A. Narath, the Chief Executive Officer of TouchStone Software Corporation holds 17.5 units and Jason Raza, a Vice President of TouchStone Software Corporation holds 2.5 units. In connection with the Company's ongoing reorganization plan, the operating agreement was amended once again renaming TouchStone Investments, Inc. as the sole owner of all 100 membership units. (see below)

            During 2000, TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's President and Chief Executive Officer and Jason Raza, the Company's Vice President. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. The note is secured by 100% of the investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest. All outstanding principal and interest is due December 31, 2004.

            During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Mr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc. and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. A payment of $20,000 was received during October 2001 and Mr. Narath and Mr. Raza have agreed to make payments in the first quarter of 2002 of approximately $70,000.

            Total advances under this agreement amounted to $350,000 plus accrued interest of $16,280 and 18,875 in 2001 and 2000, respectively, of which $224,000 has been repaid through December 31, 2001.

            In connection with the establishment of TSC Investments, LLC, the Company entered into a promissory note in which they agreed to loan TSC Investments, LLC up to $4,000,000 to be used to make strategic investments in high tech related companies. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled interest only payments set to begin in January 2002. During the first quarter of 2002 Mr. Narath and Mr. Raza contributed their 20% interest in TSC investments, LLC to TSC Investment Inc, thus enabling the Company to cancel the promissory note.

            Effective September 30, 2000 the Company closed its German office located at Sonnenstrasse 26B, 85622 Feldkirchen, Germany. TouchStone entered into an Assumption and Settlement Agreement with Alexei A. Piatetsky ("Piatetsky"), former General Manager, TouchStone Europe, for certain of its assets and liabilities. The Company and Piatetsky have agreed to terminate his employment contract, he will acquire all rights to the Software product CardWare(R) 6.0, the assets related to the office and all the Company's obligations and liabilities arising out of the office and or related to the use and ownership of the software. The agreement grants the Company an exclusive software distribution license for all existing versions as well as future versions in the United Sates and Canada.

            The Company's revenues consist of product sales and royalty income. Royalty income is derived from sales of the Company's products under agreements with co-publishers, and OEM customers in the United States. Product revenues are recorded at the time products are shipped. The Company's operations are subject to substantial and unpredictable risk of product returns. Although the Company attempts to monitor and manage the volume of its sales returns due to the nature of its direct sales business. The Company has and will continue to experience an estimated 10% return rate.

            Cost of sales includes the cost of semiconductor memory chips, blank diskettes, compact disks, software duplication, packaging materials and user manuals, in addition to royalties paid to other software development companies under various agreements, and inventory obsolescence reserves. Sales and marketing expense consists primarily of salaries and commissions paid to the Company's sales personnel.

            Research and development expense consists primarily of salaries and related benefits paid to engineers and computer programmers who are continually researching and designing new software and hardware products and enhancements.

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

RESULTS OF OPERATIONS

            The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

                                                        2001             2000
                                                        ----             ----
Revenues:
            Product sales                                92.4%            94.5%
            Royalty income                                7.6              5.5
                                                      -------          -------
            Total revenues                              100.0            100.0

Cost of revenue                                          10.4             14.8
                                                      -------          -------
            Gross profit                                 89.6             85.2

Sales, marketing, general and Administrative             84.0             79.5
Research and development                                 27.3             32.0
Impairment of goodwill and intangibles                      -             28.3
Amortization of goodwill and acquired intangibles           -             44.1
Merger, acquisition and restructuring                       -                -
Total operating expenses                                111.3            183.9
                                                      -------          -------
Loss from operations                                    (21.7)           (98.7)
                                                      -------

Gain on sale of product line                                -              4.6
Realized loss on sale of investments                     (9.0)               -
Impairment loss on investments                          (41.8)           (30.0)
Settlement costs                                         (8.2)               -
Other income, net                                         0.7              4.4
                                                      -------          -------
Loss before taxes                                       (80.0)          (119.7)
(Provision for) benefit from income taxes                (0.1)             3.1
                                                      -------          -------
Net loss                                               (80.1)%          (116.6)%
                                                      =======          =======

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

            REVENUES. Total product sales decreased almost 55% from $3,744,000 in 2000 to $1,697,000 in 2001 due primarily to the sale of the retail product line along with a reduction in Cardware product sales. The Cardware product sales declined nearly 95% as compared to 2000, management has concluded that Cardware has reached its maturity in the product life cycle and that this decline is permanent. Management's ongoing reorganization plan provides for significant emphasis to be placed on the BIOS products which represented 56% of Revenues for the year ended December 31, 2001. See note 15 of notes to our consolidated financial statements on segment information and product sales.

            GROSS PROFIT. Gross profit as a percentage of total revenues improved from 85% in 2000 to 90% in 2001 because of a reduction in retail sales, which have a lower-gross margin. Royalty expense decreased from $214,000 in 2000 to $119,000 in 2001. This decrease was due in part from an overall increase in product returns directly associated with the BIOS upgrade products, which in turn resulted in less royalties payable to Phoenix Technologies.

            SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, marketing, general and administrative expenses decreased approximately 51% from $3,151,000 in 2000 to $1,543,000 in 2001, primarily associated with the overall reduction of staff as part of the Company's continued efforts at bringing the number of employees in line with current revenues. Lower advertising costs, and lower promotional costs related directly from the sale of the retail family of products. With the reduction in sales, sales, marketing, general and administrative expenses increased as a percentage of total revenues from 80% in 2000 to 84% in 2001. The Company also experienced a decrease in travel and professional fees. These decreases were mainly related to less travel that was associated with due diligence performed in relation to the investment portfolio, along with the transaction costs and due diligence surrounding the sale of the retail product line, as well as costs associated with a failed merger attempt.

            RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expense from $1,269,000 in 2000 to $501,000 in 2001 is attributable to decreased staff, outside consultants and overhead, which were all due in part to the sale of the CheckIT family of products. Research and development expense decreased as a percentage of total revenues from 32% in 2000 to 27% in 2001. This percentage decrease is a result of sales declining at a much faster rate than the overall research and development expenses.

            LOSS ON SALE OF INVESTMENTS. During 2001 the Company sold 102,600 shares of Smith Micro Software at various prices ranging from a high of $3.02 to a low of $1.00. The accumulated realized loss on the sale of these shares totaled $165,571.

            IMPAIRMENT LOSS ON INVESTMENTS. THE Company has concluded that the decline in fair value of four of its investments is other than temporary. Accordingly, the Company has recorded a realized loss of $768,570 on its marketable and non-marketable investments, for the year ended December 31, 2001.

            Settlement Costs. The Company recorded a one time charge in the amount of $150,000 in order to settle a lawsuit against the Company by a former CEO and President, of TouchStone Software Corporation. In full and complete settlement of all claims the Company agreed to pay the following: $50,000 upon execution of the settlement, along with an additional $25,000 within sixty days of the effective date of the action. The Company issued a note for the remaining $75,000, to be paid over 30 months and accruing interest at a rate of 6% per annum.

            OTHER INCOME. Other income decreased from approximately $178,000 in 2000 to approximately $12,500 in 2001. This decrease is mainly attributable to the Company holding less interest-bearing investments.

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

            SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, marketing, general and administrative expenses decreased approximately 27% from $4,297,000 in 1999 to $3,151,000 in 2000, primarily associated with the overall reduction of staff as part of the Company's continued efforts at bringing the number of employees in line with current revenues. Lower advertising costs, and lower promotional costs related directly from the sale of the retail family of products. With the reduction in revenue, the sales, marketing, general and administrative expenses increased as a percentage of total revenues from 63.7% in 1999 to 79.5% in 2000. The Company paid a significant amount professional fees during 2000. The increase in professional fees was primarily attributable to the legal and accounting work related to the Phoenix Technologies asset purchase agreement. The Company also experienced an increase in travel expense. This increase was mainly due to the travel related to the due diligence performed in relation to the investment portfolio.

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

            AMORTIZATION OF GOODWILL AND ACQUIRED INTANGIBLE ASSETS. Goodwill associated with the acquisition of Unicore is being amortized over three years. Purchased software related with the purchase price allocation of the Unicore products along with the purchase of Cardware are being amortized over their estimated useful lives of twelve to thirty months. The Company recorded $2,112,439 in 1999 and 1,749,524 during 2000 in amortization charges. As a result of the Company continuing to operate at a significant loss, an impairment review of such assets was performed during the fourth quarter. An operating plan was developed to project future revenue by product line. These projections were used as a basis in measuring the asset impairment charge. An operating plan was developed to project future revenue by product line. These projections were used as a basis in measuring the asset impairment charge. The Company concluded that the remaining portion of both the goodwill and the other intangible assets with respect to the present value of expected cash flow was fully impaired and recorded an impairment loss in the amount of $1,119,920. This amount represented the remaining capitalized portion of the goodwill and acquired intangible assets at December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

            During the year ended December 31, 2001, the Company used cash resources of $296,000 for operating activities as compared to $657,000 during the year ended December 31,
2000.

            The Company's cash balance at December 31, 2001 was $0, as compared to $13,000 a year ago. Investments and marketable securities totaled $189,800 at December 31, 2001, as compared to $636,670 a year ago. This decrease is mainly related to the significant decrease in the market value of the 260,000 shares held in Partsbase, Inc., along with the sale of all 102,600 shares held in Smith Micro, which were received in connection with the sale of the CheckIT product line to Smith Micro Software in 2000. Proceeds from the sale of these shares were approximately $210,000, which was used to fund operations.

            Working capital decreased from $350,000 at December 31, 2000 to a $256,000 deficit at December 31, 2001. Long-term debt totaling $389,000 owed to a local bank was paid in full. The note was collateralized by a certificate of deposit (CD) presented as restricted cash in the amount of $500,000 and accrued interest (other asset) of $72,000. Upon payment of the long-term debt along with a prepayment penalty in the amount of $25,000, the Company received $158,000, which was used to fund operations during 2001.

            The Company recorded additional debt related to the settlement agreement with a former CEO, in the amount of $75,000, $71,000 of which remained outstanding at December 31, 2001. As part of the settlement agreement the Company paid $50,000 upon execution of the settlement, along with an additional $25,000 to be paid within sixty days of the effective date of the action. The Company issued a note for the remaining $75,000, which will be paid over 30 months, accruing interest at a rate of 6% per annum.

            Management's ongoing reorganization plan provides for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities; all aimed toward reducing operating costs to levels commensurate with current revenues. The Company has also renegotiated certain contracts and agreements (see notes 5 and 14 of the Consolidated Financial Statements) in order to improve its near-term cash flow. As part of the Company's continued reorganization plan, effective April 1, 2002, and concurrent with the expiration of his employment agreement, the Company's CEO and President, Pierre Narath has resigned his position as President and Chief Executive Officer and will serve as Chairman of the Board of Directors of the Company. Mr. Raza, the Company's Vice President will assume the duties of President and Chief Executive Officer at that time. Commencing April 1, 2002, Mr. Raza and Mr. Narath have agreed to annual base salaries of approximately $150,000 and $70,000 per year, respectively and they are each employees at will. The reduction in annual executive compensation based on this realignment will inevitably benefit the Company's ongoing cash flows.

            In order to meet its cash requirements over the next twelve months, management expects to supplement cash flow benefits expected from these initiatives, by liquidating its marketable securities classified as available for sale, as necessary. Other additional sources of financing, including additional private debt or equity capital are being explored, along with seeking merger candidates with whom the Company has substantial synergies.

            The Company continues to operate with no material commitments for capital expenditures and we anticipate that expenditures will continue to decrease in the immediate future as we continue to cut costs during our efforts to restructure current operating expenditure in line with our current revenue stream.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            Certain statements contained in this Annual Report on Form 10-KSB, including information with respect to future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results or outcomes to differ materially from those described or implied in such forward-looking statements.

            o that we will continue to enter reseller and original equipment manufacturer relationships;
            o     that we anticipate our gross margins may increase;
            o that we currently anticipate that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next year;

            We caution investors that there are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below in the "Factors that May Affect Future Results and Market Price of Stock" and elsewhere throughout this report.

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

            WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE INCURRING CONTINUED LOSSES.

            The Company has suffered recurring operating losses, has an accumulated deficit of $20,168,390 at December 31, 2001, and is largely dependent on its investment portfolio to fund projected future operating losses. If our revenue grows more slowly than we currently anticipate or if our operating expenses increase, our business, results of operations and financial condition will be materially and adversely affected. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2001.

            OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND YOU SHOULD NOT RELY ON THEM AS AND INDICATION OF OUR FUTURE RESULTS.

            Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. Future revenue is difficult to forecast and for the foreseeable future will be influenced by the timing and amount of sales to new customers.

            Although we have reduced operating expenditures through various methods, many of our continuing expenses are relatively fixed and are incurred in part based on expectations of future revenue. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. Accordingly, any shortfall in revenue may cause significant variation in operating results in any quarter.

            Because of these factors, you should not rely on quarter-to-quarter comparisons or our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our common stock to decline.

            COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR BUSINESS.

            Competitors may be able to develop products and services that are more attractive to businesses than our products and services.

            IF WE CANNOT DELIVER SATISFACTORY SUPPORT AND MAINTENANCE SERVICES TO OUR CUSTOMERS, OUR REVENUES MAY BE HARMED.

            OUR BUSINESS MAY SUFFER AS A RESULT OR OUR REDUCTION IN WORKFORCE.

            OUR BUSINESS WILL NOT GROW IF WE DO NOT KEEP PACE WITH THE RAPIDLY CHANGING TECHNOLOGIES.

            WE MAY NEED ADDITIONAL FINANCING WHICH COULD BE DIFFICULT TO OBTAIN.

            OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY.

            OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

            The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, many of which are beyond our control, including:

            o actual or anticipated fluctuations in our results of operations
            o     our ability to raise additional capital if needed
            o     technological innovations by us or our competitors
            o     increase competition
            o     additions or departures or key personnel
            o     conditions and trends in our industry
            o     general market conditions
            o common stock is currently traded on the Over The Counter Bulletin Board, where share price volatility is more prevalent.

ITEM 7.     FINANCIAL STATEMENTS
--------------------------------

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
TouchStone Software Corporation:


We have audited the accompanying consolidated balance sheets of TouchStone Software Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $20,168,390 at December 31, 2001, and is largely dependent on its investment portfolio to fund future operating losses, which raises substantial doubt about its ability to continue as a going concern at December 31, 2001. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vitale, Caturano & Company, P.C.

Boston, Massachusetts
March 7, 2002, except for Notes 1, 6 and 14 as to which the date is March 27, 2002.

                         TouchStone Software Corporation
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                                                     2001                   2000
                                                                 ------------           ------------
ASSETS
Current assets:
     Cash and cash equivalents                                   $       --             $     12,890
     Restricted cash                                                     --                  150,000
     Investments, marketable securities                               189,800                636,670
     Accounts receivable, net                                          15,446                144,496
     Inventories, net                                                  32,702                  7,001
     Prepaid expenses and other current assets                          9,787                 88,187
                                                                 ------------           ------------
               Total current assets                                   247,735              1,039,244

Investments, marketable securities                                       --                   76,140
Note receivable, net                                                     --                   50,000
Restricted cash non-current                                              --                  350,000
Note receivable, related party                                        161,155                164,875
Investments, other                                                    397,000                956,500
Property and equipment, net                                            43,208                 71,553
                                                                 ------------           ------------
                                                                 $    849,098           $  2,708,312
                                                                 ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                        $     28,948           $     89,286
     Accounts payable                                                 306,828                301,556
     Accrued payroll and related expenses                              81,097                135,269
     Deferred revenues                                                   --                   76,613
     Other accrued liabilities                                         87,081                 86,338
                                                                 ------------           ------------
               Total current liabilities                              503,954                689,062

Long-term debt, net of current maturities                              41,394                349,093
Other non-current liabilities                                            --                   76,140
                                                                 ------------           ------------
               Total liabilities                                      545,348              1,114,295
                                                                 ------------           ------------
Commitments and contingencies                                            --                     --
Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
          authorized, none issued or outstanding                         --                     --
     Common stock, $.001 par value, 20,000,000
          shares authorized; issued and outstanding,
          11,440,060 (2001)
          11,440,060 (2000)                                            11,440                 11,440
     Additional paid-in capital                                    20,979,684             20,979,684
     Deferred compensation                                            (45,784)              (141,693)
     Accumulated other comprehensive loss                            (473,200)              (557,325)
     Accumulated deficit                                          (20,168,390)           (18,698,089)
                                                                 ------------           ------------
               Total shareholders' equity                             303,750              1,594,017
                                                                 ------------           ------------
                                                                 $    849,098           $  2,708,312
                                                                 ============           ============

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statements of Operations
                     Years Ended December 31, 2001 and 2000

                                                                    2001                   2000
                                                                ------------           ------------
Revenues:
     Product sales                                              $  1,697,066           $  3,743,507
     Royalty income                                                  139,749                219,788
                                                                ------------           ------------
          Total revenues                                           1,836,815              3,963,295
Cost of revenues                                                     190,156                587,400
                                                                ------------           ------------
          Gross profit                                             1,646,659              3,375,895
                                                                ------------           ------------

Operating expenses:
     Sales, marketing, general
     and administrative                                            1,542,518              3,150,873
     Research and development                                        500,623              1,268,604
     Impairment of goodwill and
        other intangible assets                                         --                1,119,920
     Amortization of goodwill and
        other intangible assets                                         --                1,749,504
                                                                ------------           ------------
          Total operating expenses                                 2,043,141              7,288,901
                                                                ------------           ------------
Loss from operations                                                (396,482)            (3,913,006)

Gain on sales of product lines                                          --                  183,475
Realized loss on sale of investments                                (165,571)                  --
Impairment loss on investments                                      (768,570)            (1,191,495)
Settlement costs                                                    (150,000)                  --
Other income, net                                                     12,490                177,872
                                                                ------------           ------------
Loss before benefit from income taxes                             (1,468,133)            (4,743,154)
Provision for (benefit from) income taxes                              2,168               (121,432)
                                                                ------------           ------------
Net loss                                                        $ (1,470,301)          $ (4,621,722)
                                                                ============           ============

Loss  per share, basic and diluted                              $      (0.13)          $      (0.40)
                                                                ============           ============

Weighted average shares outstanding, basic and diluted
                                                                  11,440,060             11,435,143
                                                                ============           ============

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2001 and 2000

                                                          Additional               Accumulated Other                    Total
                                       Common Stock         Paid-in       Deferred   Comprehensive    Accumulated    Shareholders'
                                     Shares     Amount      Capital     Compensation       Loss          Deficit        Equity
                                   ----------   -------   ------------    ---------    -----------    ------------    -----------
Balances at
   January 1, 2000                 11,346,060   $11,346   $ 20,952,873    $ (48,000)   $      --      $(14,076,367)   $ 6,839,852

Net loss                                 --        --             --           --             --        (4,621,722)    (4,621,722)

Other comprehensive loss
   Unrealized loss on
   marketable securities                 --        --             --           --       (1,472,755)           --       (1,472,755)

Reclassification adjustment
   for loss included in net loss         --        --             --           --          915,430            --          915,430
                                                                                                                      -----------

Total comprehensive loss                 --        --             --           --             --              --       (5,179,047)
                                                                                                                      -----------
Prepayment of executive
   compensation                          --        --             --       (130,646)          --              --         (130,646)

Amortization of deferred
   compensation                          --        --             --         44,153           --              --           44,153

Stock options exercised                16,000        16          5,064         --             --              --            5,080

Stock and stock options
   Issued for consulting and
   professional services               78,000        78         50,997       (7,200)          --              --           43,875

Change in market value of
   stock issued in connection
   with professional services            --        --          (29,250)        --             --              --          (29,250)
                                   ----------   -------   ------------    ---------    -----------    ------------    -----------
Balances at
   December 31, 2000               11,440,060   $11,440   $ 20,979,684    $(141,693)   $  (557,325)   $(18,698,089)   $ 1,594,017

Net loss                                 --        --             --           --             --        (1,470,301)    (1,470,301)
Other comprehensive loss
   Unrealized loss on
   marketable securities                 --        --             --           --         (237,313)           --         (237,313)

   Reclassification adjustment
   for loss included in net loss         --        --             --           --          321,438            --          321,438
                                                                                                                      -----------

Total comprehensive loss                 --        --             --           --             --              --       (1,386,176)
                                                                                                                      -----------

Amortization of deferred
   compensation                          --        --             --         95,909           --              --           95,909
                                   ----------   -------   ------------    ---------    -----------    ------------    -----------
Balances at
   December 31, 2001               11,440,060   $11,440   $ 20,979,684    $ (45,784)   $  (473,200)   $(20,168,390)   $   303,750
                                   ==========   =======   ============    =========    ===========    ============    ===========

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000

                                                                               2001                  2000
                                                                            -----------           -----------
Cash flows from operating activities:
   Net loss                                                                 $(1,470,301)          $(4,621,722)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation                                                            28,345                43,770
         Amortization of goodwill and other intangible assets                      --               1,749,504
         Impairment of goodwill and other intangible assets                        --               1,119,920
         Note issued in settlement                                               75,000                  --
         Stock options issued for consulting services                              --                  14,625
         Amortization of deferred compensation                                   95,909                44,153
         Stock compensation received                                               --                (114,000)

         Deferred taxes benefit                                                    --                (123,600)
         Benefit from doubtful accounts                                         (10,132)             (135,805)
         Loss on investments, net                                               934,141             1,191,495
         Gain on sales of product lines, net                                       --                (183,475)
         Changes in assets and liabilities:
            Accounts receivable                                                 139,180               830,023
            Inventories                                                         (25,701)              153,900
            Prepaid expenses and other current assets                            62,120                76,274
            Other assets                                                           --                  64,274

            Accounts payable                                                      5,272               (79,615)
            Deferred revenue                                                    (76,613)             (249,144)
            Accrued liabilities                                                 (53,429)             (437,830)
                                                                            -----------           -----------
               Net cash used in operating activities                           (296,209)             (657,253)
                                                                            -----------           -----------

Cash flows from investing activities:
   Purchases of investments                                                        --              (1,782,000)
   Proceeds from sales of available for sale securities                         206,356               865,064
   Advances on notes receivable                                                    --                (150,000)
   Purchase of property and equipment                                              --                  (7,184)
   Advances on note receivable - officer                                           --                (408,000)
   Advances on note receivable - related party                                     --                (350,000)
   Repayments on notes receivable - related party                                20,000               204,000
   Net cash received in disposals of product lines                                 --                   5,091
                                                                            -----------           -----------
               Net cash provided by (used in) investing activities              226,356            (1,623,029)
                                                                            -----------           -----------

Cash flows from financing activities:
   Payments on long-term debt                                                  (443,037)              (89,812)
   Restricted cash released                                                     500,000               220,000
   Proceeds from exercise of stock options                                         --                   5,080
                                                                            -----------           -----------
               Net cash provided by financing activities                         56,963               135,268
                                                                            -----------           -----------

Net decrease in cash and cash equivalents                                       (12,890)           (2,145,014)
Cash and cash equivalents, beginning of year                                     12,890             2,157,904
                                                                            -----------           -----------
Cash and cash equivalents, end of year                                      $      --             $    12,890
                                                                            ===========           ===========

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                Consolidated Statements of Cash Flows (continued)
                     Years Ended December 31, 2001 and 2000


Supplemental cash flow information:
Interest paid                                                                 $ 22,937          $ 34,307
                                                                              ========          ========

Income taxes paid                                                             $  2,168          $  2,168
                                                                              ========          ========
Noncash financing and investing activities:
   Issuance of common stock in connection with professional services              --            $ 14,625
                                                                              --------          --------
   Common stock received in sale of product line                                  --            $392,000
                                                                              --------          --------
   Note receivable converted to common stock                                      --            $150,000
                                                                              --------          --------
   Warrants and stock received in connection with bridge financing                --            $234,000
                                                                              --------          --------






















          See accompanying notes to consolidated financial statements.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS. TouchStone Software Corporation and subsidiaries ("TouchStone" or the "Company") markets, and supports a line of computer problem-solving utility software and supporting products and engineering services which simplify personal computer installation, support, and maintenance. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users.

     REORGANIZATION. As part of a continued reorganization plan, the Company reviewed its entity structure during 2000 and created three new subsidiaries. eSupport.com, Inc. (a New Hampshire Corporation), was created to serve as an operating company to facilitate the sale and distribution of the Company's core products and services; TouchStone Investments, Inc. ("TSC") (a New Hampshire corporation) and TSC Investments, LLC (the "LLC") (a New Hampshire Limited Liability company) were created as part of the Company's plan to strike strategic alliances with internet-based companies by making minority investments in them.

     eSupport.com and TouchStone Investments, Inc. are wholly owned subsidiaries. The Company, through TouchStone Investments, Inc., owns an 80% interest TSC Investments, LLC, the remainder of which is owned jointly by the Company's President and Chief Executive Officer, Pierre Narath and Vice President, Jason Raza.

     TSC Investments, LLC was capitalized with a 5 year promissory note from the Company in which the Company agreed to loan TSC Investments, LLC up to $4,000,000 to be used to make strategic investments in internet-based companies. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled interest repayments set to begin in January 2002 (see Note 14).

     During 2001, the Company continued to refine its reorganization plan, placing a greater emphasis on its core products and services. As part of the plan, Mr. Narath and Mr. Raza agreed to contribute their 20% interest in TSC Investments, LLC to Touchstone Investments, Inc. (See Notes 5 and 14) and the promissory note between the two entities was subsequently cancelled.

     PRINCIPLES OF CONSOLIDATION, The 2001 and 2000 consolidated financial statements of the Company include the financial statements of the Company's five subsidiaries; eSupport.com, Inc., TouchStone Investments, Inc., TSC Investments, LLC, Unicore Software, Inc., (inactive) and TouchStone Europe, LTD. (inactive). All inter-company transactions and balances have been eliminated. Minority interest in TSC Investments, LLC has not been recorded as the entity incurred a net loss for the years ended December 31, 2001 and 2000 and the minority shareholders have no obligation to fund such losses.

     BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $20,168,390 at December 31, 2001, and is largely dependent on its investment portfolio to fund future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to competition from other companies, obsolescence of its products and services and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short-term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Management's ongoing reorganization plan provides for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities; all aimed toward reducing operating costs to levels commensurate with current revenues. The Company has also renegotiated certain contracts and agreements (see notes 5 and 14) in order to improve its short-term cash flow. In order to meet its cash requirements over the next twelve months, management expects to supplement cash flow benefits expected from these initiatives, by liquidating its marketable securities classified as available for sale, as necessary. Other additional sources of financing, including additional private debt or equity capital, are being explored, along with seeking merger candidates with whom the Company has substantial synergies.

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

     ACCOUNTS RECEIVABLE. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At December 31, 2001 and 2000, the allowance for doubtful accounts was $5,000 and $21,000 respectively.

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

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LONG-LIVED ASSETS. The Company evaluates long-lived assets under Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS 121). This statement requires that long-lived asset and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see Note 2). In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" (SFAS 144). This statement supersedes SFAS 121. However, it retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Management has accessed the implementation and determined that there is no significant impact on the consolidated financial statements of the Company.

     GOODWILL AND INTANGIBLES. Statement of Financial Accounting Standards No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS 142) establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement will be permitted for companies with a fiscal year beginning after March 15, 2001, for which first quarter financial statements have not been issued. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS 142 because the Company has not entered into any business combinations since that time and the Company currently has not recorded any goodwill or intangible assets.

     REVENUE RECOGNITION. Product sales are recorded at the time products are shipped. The Company incurs shipping, packaging and handling costs which are recorded in costs of revenues.

     TRANSLATION OF FOREIGN CURRENCIES. In accordance with Statement of Financial Accounting Standards No. 52, "FOREIGN CURRENCY TRANSLATION" (SFAS 52), the assets and liabilities of the Company's foreign operations are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the year. Under SFAS 52, resulting translation adjustments are reflected as a separate component of shareholders' equity. The functional currency of the Company's German branch is the German Deutsche Mark, while the functional currency of the Company's European subsidiary is the U.S. dollar. Transaction gains and losses were not significant in 2001 and 2000 and have been included in results of operations.

     RESEARCH AND DEVELOPMENT. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED" (SFAS 86), until the product is available for sale. During 2001 and 2000, no software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

     ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $1,300 and $247,000 for the years ended December 31, 2001 and 2000, respectively.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     STOCK-BASED COMPENSATION. The Company accounts for stock-based employee compensation arrangements using the intrinsic value method of accounting prescribed in accordance with Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". The Company provides proforma disclosures of net income (loss) and income (loss) per share as required under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS 123). SFAS 123 encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on the fair value method of accounting. The Company accounts for stock options granted to consultants, independent representatives and other non-employees in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to certain transactions dating back to December 15, 1998. The Company believes the adoption of FIN 44 did not have a material impact on the Company's financial position or results of operation.

     EARNINGS PER SHARE. Pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" EPS, replacing "Primary" and "Fully diluted" EPS formerly under Accounting Principals Board ("APB") Opinion No. 15. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents, similar to fully diluted EPS, but uses only the average stock price during the period as part of the computation. Common stock equivalents consisted of outstanding stock options and warrants for the years ended December 31, 2001 and 2000, but have not been included in the calculation of diluted EPS as their effect would have been antidilutive in both periods. At December 31, 2001 and 2000, the number of outstanding stock options and warrants were 994,450 and 1,046,833, respectively.

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

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS 133 because the Company currently does not hold derivative instruments.

     REVENUE RECOGNITION IN FINANCIAL STATEMENTS. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Management has accessed the implementation and determined that there is no significant impact on the consolidated financial statements of the Company.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" (SFAS 141). SFAS 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interest method.

     RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

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

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



3.   INVESTMENTS

     INVESTMENTS, MARKETABLE SECURITIES. Current investments consist of the following marketable securities, which are classified as available-for-sale at December 31, 2001 and 2000:

                                                     2001          2000
                                                  ----------    ----------
     Cost of Investments:
         Common stock and warrants                $  663,000    $1,193,995
                                                  ----------    ----------
                                                  $  663,000    $1,193,995
                                                  ==========    ==========
     Fair Market Value of Investments:
         Common stock and warrants                $  189,800    $  636,670
                                                  ----------    ----------
                                                  $  189,800    $  636,670
                                                  ==========    ==========

     At December 31, 2001 and 2000, the cost of the current investments classified as available for sale was significantly below fair market value. Accordingly, an unrealized loss of $473,200 and $557,325 is presented as a separate component of shareholders' equity, net of any related tax effect for the years ended December 31, 2001 and 2000, respectively.

     Non-current investments consist of the following marketable securities, which are classified as held-to-maturity at December 31, 2001 and 2000:

                                                     2001          2000
                                                  ----------    ----------
     Cost of Investments:
         Mutual funds                             $       --    $   76,140
                                                  ----------    ----------
                                                  $       --    $   76,140
                                                  ==========    ==========

     Fair Market Value of Investments:
         Mutual funds                             $       --    $   94,445
                                                  ----------    ----------
                                                  $       --    $   94,445
                                                  ==========    ==========

     INVESTMENTS, OTHER. Investments at December 31, 2001, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each invested. The Company's carrying value of these investments approximates fair value at December 31, 2001.

     For marketable and non-marketable investments, the Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of each investment. At December 31, 2001, the Company has concluded that the decline in fair value of four of its investments is other than temporary. Accordingly, the Company has recorded a realized loss of $209,070 and $559,500 on its marketable and non-marketable investments, respectively, for the year ended December 31, 2001. Additionally, the Company realized a loss on the liquidation of the Smith Micro shares in the amount of $165,571

4.   NOTE RECEIVABLE, NET

     During the first quarter of 2000, TSC, Investments, LLC advanced $150,000 in bridge financing to a publicly traded internet company. The advance is supported by a promissory note, bearing interest at a rate of 12% and convertible into common stock. The note bears a scheduled maturity date of July 6, 2000, and could be extended to November 3, 2000, subject to certain fees and conditions. In further consideration of the advance the Company received 41,584 shares of the borrower's common stock, with a market value of approximately $150,000.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



4.   NOTE RECEIVABLE, NET (CONTINUED)

     During 2000, the borrower defaulted on the loan and proposed a recapitalization plan under which the Company would receive preferred stock of the borrower. Although the Company accepted the proposal, an agreement could not be finalized until other creditors were in agreement. As of December 31, 2000, management assessed the realizability of the loan balance based on the borrower's financial condition and recorded a reserve of $100,000.

     On May 10, 2001, the borrower filed a voluntary petition under Chapter 11 of the Bankruptcy code. As a result of the Chapter 11 filing, the remaining $50,000 of the original note was expensed and the entire balance of $150,000 and 41,584 shares were written-off.

     It is the Company's policy to record interest income on investee notes upon receipt. Accordingly, the Company recorded $ - and $4,500 of interest income on the note during the years ended December 31, 2001 and 2000, respectively.

5.   NOTE RECEIVABLE - RELATED PARTY

     During 2000, TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's President and Chief Executive Officer and Jason Raza, the Company's Vice President. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. The note is secured by 100% of the investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest. All outstanding principal and interest is due December 31, 2004.

     During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc. (See Note 1), and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. A payment of $20,000 was received during October 2001 and Mr. Narath and Mr. Raza have agreed to make payments in the first quarter of 2002 of approximately $70,000.

     Total advances under this agreement amounted to $350,000 plus accrued interest of $16,280 and 18,875 in 2001 and 2000, respectively, of which $224,000 has been repaid through December 31, 2001 (see Note 14).

6.   ADVANCE TO OFFICER AND DEFERRED COMPENSATION

     In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's President and Chief Executive Officer. The note bears interest at the prime rate adjusted annually at the note's anniversary date and matures February 2005. Mr. Narath has forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and has applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 has been reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, the Company did not award bonuses. However, approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. At December 31, 2001, $42,000 remains outstanding. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company. Also included in deferred compensation is $3,600 related to non-qualified stock options issued to non-employees in exchange for services.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


7.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                     2001          2000
                                                  ----------    ----------
     Office equipment and furniture               $  217,302    $  217,302
     Leasehold improvements                           21,704        21,704
                                                  ----------    ----------
                                                     239,006       239,006
     Less - accumulated depreciation                (195,798)     (167,453)
                                                  ----------    ----------
                                                  $   43,208    $   71,553
                                                  ==========    ==========

     Depreciation expense for the years ended December 31, 2001 and 2000 was $28,345 and $43,770, respectively.

8.   LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                     2001          2000
                                                  ----------    ----------
     Settlement agreement dated November 20,
     2001, 6.0% interest per annum, 30 Monthly
     payments of $2,698, maturing April 2004.
     (See Note 13).                               $   70,342    $       --

     Installment note payable - bank, due in 84
     monthly principal installments of $7,440,
     plus interest at 2% over the bank's cash
     collateral certificate of deposit rate,
     (approximately 6.5% at December 31, 2000),
     final installment due December 2005,
     secured by a $500,000 certificate of
     deposit, held at the bank, which has been
     classified as restricted cash at December
     31, 2000.                                            --       438,379

     Less - current maturities                        28,948        89,286
                                                  ----------    ----------
     Long-term debt, net of current maturities    $   41,394    $  349,093
                                                  ==========    ==========

     Principal maturities of long-term debt as of December 31, 2001, are as follows:

         Years Ending
         ------------
             2002                                 $   28,948
             2003                                     30,734
             2004                                     10,660
                                                  ----------
                                                  $   70,342

     Interest expense incurred in 2001 and 2000 was approximately $23,000 and $34,000, respectively.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


9.   SHAREHOLDERS' EQUITY

     STOCK OPTION PLANS. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire ten years from the date of grant. Options granted after 1995 vest over four years and expire ten years from date of grant. At December 31, 2001, options for 573,825 shares were available for future grants under the plans.

     All options granted under these plans were granted at fair market value at date of issuance. A summary of the status of the Company's stock option plans and stock warrants as of December 31, 2001 and 2000, and changes during the years ended on those dates is presented below:

                                                       2001                          2000
                                             ----------------------        ----------------------
                                                            Weighted                      Weighted
                                                            Average                       Average
                                                            Exercise                      Exercise
                                              Shares         Price          Shares         Price
                                             ---------      -------        ---------      -------
     Options and warrants outstanding,
     beginning of year                       1,046,833      $  0.67        1,525,383      $  3.98

     Granted                                   125,000      $  0.18          222,500      $  0.72
     Exercised                                      --           --          (16,000)     $  0.32
     Canceled                                 (177,383)     $  0.58         (685,050)     $  8.07
                                             ---------                     ---------
     Options and warrants
     outstanding, end of year                  994,450      $  0.63        1,046,833      $  0.67
                                             =========                     =========
     Options and warrants
     exercisable at year-end                   897,200      $  0.64          816,482      $  0.67
                                             =========                     =========

     The following table summarizes other information about stock options outstanding at December 31, 2001:

                                   Weighted
                                    Average      Average                     Weighted
                       Number      Remaining     Weighted       Number       Average
        Range of     Outstanding  Contractual    Exercise     Exercisable    Exercise
     Exercise Price   12/31/01       Life         Price        12/31/01       Price
     --------------   --------    -----------    --------     -----------    --------
      $0.00-$2.16      994,450        6.0        $   0.63       897,200      $   0.64

     As discussed in Note 1, the Company accounts for its stock-based employee compensation arrangements using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

9.   SHAREHOLDERS' EQUITY (CONTINUED)

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

                                                       2001            2000
                                                    -----------     -----------
Net loss:                           As reported     $(1,470,301)    $(4,621,722)
                                    Pro forma       $(1,490,763)    $(4,755,151)
Basic and diluted loss per share:   As reported     $     (0.13)    $     (0.40)
                                    Pro forma       $     (0.13)    $     (0.42)

     The fair value of options granted under the Company's stock option plans during 2001and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 390% in 2001 and 225% in 2000, risk-free interest rate of 6.00% in 2001 and 2000, and expected lives of 3 years in 2001 and 2000. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The computed weighted average fair values for options awards in 2001 and 2000 were $0.18 and $0.69 per share, respectively.

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

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

10.  MERGER, ACQUISITION AND RESTRUCTURING

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

     A summary of activity in the merger, acquisition and restructuring accrual is as follows:

     Balance at January 1, 1999                                         --
     Merger, acquisition and restructuring provision           $ 1,175,000
     Employee termination costs and other cash payments           (735,000)
     Non-cash asset write-downs                                    (52,000)
                                                               -----------
     Balance at December 31, 1999                                  388,000
     Legal, employee termination and other cash payments          (151,000)
     Non-cash asset write downs                                   (203,000)
                                                               -----------
     Balance at December 31, 2000                                   34,000
     Severance payments                                            (34,000)
                                                               -----------
     Balance at December 31, 2001                              $        --
                                                               ===========

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

12.  INCOME TAXES

     The provision for (benefit from) income taxes consists of the following for the years ended December 31:

                                                      2001             2000
                                                  ------------     ------------
      Current:
      Federal                                     $         --     $         --
      State                                              2,168            2,168
                                                  ------------     ------------
                                                         2,168            2,168
                                                  ------------     ------------
     Deferred:
      Federal                                         (225,250)      (1,340,975)
      State                                            (39,750)        (236,625)
                                                  ------------     ------------
                                                      (265,000)      (1,577,600)
     Valuation allowance                               265,000        1,454,000
                                                  ------------     ------------
                                                            --         (123,600)
                                                  ------------     ------------
     Provision for (benefit from) income taxes    $      2,168     $   (121,432)
                                                  ============     ============

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



12.  INCOME TAXES (CONTINUED)

     A reconciliation of federal statutory rate to the provision for (benefit from) income taxes follows:

                                                       2001           2000
                                                      ------         ------
     Federal taxes at statutory rates                 (35.0)%        (35.0)%
     State benefits, net of federal tax effect         (6.2)          (6.2)
     Change in valuation allowance                     18.0           31.5
     Deductible reserves and accruals                 (15.7)         (15.4)
     Non-deductible impairment losses                  38.0           19.8
     Other                                              1.0            2.7
                                                      ------         ------
     Provision for (benefit from) income taxes          0.1 %         (2.6)%
                                                      ======         ======


     The components of the deferred tax assets (liabilities), as reflected on the balance sheets, consist of the following:

                                                       2001            2000
                                                   ------------    ------------
     Deferred tax assets:
     Net operating loss and credit carry-forwards  $  6,020,000    $  5,917,000
     Unrealized loss on investments                     870,000         607,000
     Reserves and accruals                               15,000         116,000
                                                   ------------    ------------
                                                      6,905,000       6,640,000
     Deferred tax liabilities:
     Intangibles                                             --              --
                                                   ------------    ------------
                                                             --              --
                                                   ------------    ------------

     Valuation allowance                             (6,905,000)     (6,640,000)
                                                   ------------    ------------
     Net deferred tax asset (liability)            $         --    $         --
                                                   ============    ============

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances of $6,905,000 and $6,640,000 for December 31, 2001 and 2000, respectively, have been established for deferred tax assets.

     At December 31, 2001, the Company had federal and state net operating loss carry-forwards of approximately $16,742,000 and $2,560,000, respectively, which will begin expiring in the years 2010 and 2004, respectively. At December 31, 2001, the Company had general business credit carry-forwards for federal purposes of approximately $98,000, which will begin expiring in the year 2004.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



13.  COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, the Company is obligated under non-cancelable operating leases for its office equipment and automobiles. Future minimum rents are as follows:

                 Years Ending
                 December 31,
                 ------------
                     2002                     $  13,105
                     2003                         6,153
                     2004                         3,589
                                              ---------
                                              $  22,847


     As of December 31, 2001, the Company is renting its North Andover office and warehouse facilities under tenant-at-will arrangements with payments of $8,666 and $145 per month, respectively. As of February 1, 2002, the monthly rent was reduced to $6,500 and as of April 1, 2002, the amount was reduced to $6,000. The reduction in rent was due in part by the Company moving out of approximately 1,200 square feet. (See Note 14).

     Rent and lease expense totaled approximately $140,000 and $164,000 for the years ended December 31, 2001 and 2000, respectively.

     The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company's software products. Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales.

     The Company recorded total royalty expense of approximately $119,000 and $214,000 for the years ended December 31, 2001 and 2000, respectively.

     In April 2000, a former CEO and president, of TouchStone Software Corporation initiated a lawsuit against the Company in federal district court in California. The Complaint alleged, among other things, violations by the Company and its principals of federal and California securities laws, breach of fiduciary duty and negligent misrepresentation. The Company entered into a settlement agreement in the amount of $150,000, with this former CEO on or about November 21, 2001. In full and complete settlement of all claims the Company agreed to pay the following: $50,000 upon execution of the settlement, along with an additional $25,000 within sixty days of the effective date of the action. The Company issued a note for the remaining $75,000, to be paid over 30 months and accruing interest at a rate of 6% per annum (see Note 8).

     The Company is also subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

14.  RELATED PARTY TRANSACTIONS

     The Company is currently renting its office facilities in North Andover, Massachusetts from a related party real estate trust, owned 100% by Pierre Narath, the Company's President and Chief Executive Officer. The Company's lease agreement with the real estate trust expired in December 2000, since which time the Company continued to make monthly rental payments of $8,666 as a tenant-at-will. In February 2002, the rent was reduced to $6,500 per month and effective April 2002 payments are further reduced to $6,000 per month. Rental payments made to the related real estate trust in both 2001 and 2000 were $104,000.

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



14.  RELATED PARTY TRANSACTIONS (CONTINUED)

     On January 1, 2000, the Company entered into a service agreement with PANJet, a jet charter service provider, which is wholly owned by Pierre Narath, TouchStone's President and Chief Executive Officer. In consideration of making these services available to the Company on a full time basis, the Company agreed to pay a fee of $10,000 per month. Total costs incurred in 2001 and 2000 related to these jet charter services were approximately $30,000 and $129,000 respectively. As of March 31, 2001 the agreement was terminated and the Company subsequently negotiated the forgiveness of all outstanding balances due to PANJet. As a result, the related liability of approximately $55,000 was reversed in the forth quarter of 2001 and has been included as a reduction to sales, marketing, general and administration expense.

     During 2000, the Company paid $50,000 to PANSports Inc., a related party that is wholly owned by Pierre Narath, TouchStone's President and Chief Executive Officer. The payment was for an advertising campaign promoting eSupport.com.

     In January 2000, TSC Investments, LLC (a New Hampshire Limited Liability Company) was formed to engage in the business of making investments. Under its operating agreement, TSC's sole member is TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of the LLC. In a subsequent amendment to the operating agreement, Pierre Narath was designated as the manager of TSC Investment, LLC. The operating agreement was amended in its entirety on March 29, 2000. Under the amended operating agreement, TouchStone Investments, Inc. holds 80 membership units, Pierre A. Narath, the Chief Executive Officer of TouchStone Software Corporation holds 17.5 units and Jason Raza, a Vice President of TouchStone Software Corporation holds 2.5 units. As part of the Company's ongoing reorganization plan, the operating agreement was amended once again renaming TouchStone Investments, Inc. as the sole owner of all 100 membership units.

     In connection with the establishment of TSC Investments, LLC, the Company entered into a promissory note in which they agreed to loan TSC Investments, LLC up to $4,000,000 to be used to make strategic investments in high tech related companies. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled interest only payments set to begin in January 2002. During the first quarter of 2002 Mr. Narath and Mr. Raza contributed their 20% interest in TSC investments, LLC to TSC Investment Inc, thus enabling the Company to cancel the promissory note. The loan is collateralized by 100% of the underlying investments. Proceeds from the sale of any of the collateral must be used to repay the principal and interest outstanding prior to any distributions.

     TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's President and Chief Executive Officer and Jason Raza, the Company's Vice President. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. The note is secured by 100% of the investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest. All outstanding principal and interest is due December 31, 2004. Total advances under this agreement amounted to $350,000 plus accrued interest of $16,280 and 18,875 in 2001 and 2000, respectively, of which $224,000 has been repaid through December 31, 2001 (see Note 5).

     During 2001, the Board of Directors approved an amendment to the Metro note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc. (See Note 1), and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. A payment of $20,000 was received during October 2001 and Mr. Narath and Mr. Raza have agreed to make payments in the first quarter of 2002 of approximately $70,000 (see Note 5).

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



14.  RELATED PARTY TRANSACTIONS (CONTINUED)

     Concurrent with the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC Investments, LLC to TSC Investment Inc., the $4,000,000 promissory note between the two entities was cancelled (See Note 1).

     In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's President and Chief Executive Officer. The note bears interest at the prime rate and matures on February 2005. Mr. Narath has forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and has applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 has been reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, the Company did not award bonuses. However, approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. At December 31, 2001, $42,000 remains outstanding. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.

     During 2000, the Company utilized the services of A.M. Razo & Company Securities, Inc., an investment banking service company. Ron Maas, a former executive vice president of the Company and current shareholder and director, serves as the Senior Vice President of Corporate Finance of A.M. Razo & Company Securities, Inc. During 2000, the Company paid A.M. Razo & Company Securities Inc. approximately $61,750 and 5,400 shares of Smith Micro Software Common Stock, valued at approximately $20,000, which represents broker fees related to the sale of the CheckIt family of retail products. During 2001 the Company did not utilize any services offered by A.M. Razo & Company. (see Note 11).

15.  SEGMENT INFORMATION

     The Company engages in business activity in only one operating segment, which entails the development, manufacture and sale of utility and diagnostic software for personal computers. While the Company offers multiple products for sale, they are manufactured at one production facility. In addition, the Company's products are marketed through a common sales organization and are sold primarily to individual end-users through inbound and outbound telephone sales, as well via e-commerce.

     During 2001, no one distributor or customer accounted for more than 10% of the Company's net product sales. A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company's inability to collect receivables from these customers should not have a material adverse effect on the Company's financial condition and results of operations.

     ==========================================================================
     Geographical Information        2001          %          2000          %
     ========================     ==========     =====     ==========     =====
         North America            $1,836,815      100%     $3,583,711       90%
     ------------------------     ----------     -----     ----------     -----
         Europe                           --        0%        379,584       10%
     ------------------------     ----------     -----     ----------     -----
         Other                            --        0%             --        0%
     ------------------------     ----------     -----     ----------     -----
             Total Revenues       $1,836,815      100%     $3,963,295      100%
     ==========================================================================

                         TOUCHSTONE SOFTWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



15.  SEGMENT INFORMATION (CONTINUED)

     Product information is presented in categories. The Company's core product is the BIOS upgrades. The BIOS engineering services along with any other diagnostic services performed by the Company are grouped and presented as a group. The Company also receives royalties from customers who have purchased unlimited site licenses related to its BIOS products. CheckIT PE and Cardware are the two products the Company is licensed to resell on behalf of Smith Micro Software and ApSoft, respectively.

     ==========================================================================
     Product Information             2001          %          2000          %
     ========================     ==========     =====     ==========     =====
         Bios Upgrades            $1,028,604       56%     $1,128,983       29%
     ---------------------------------------- -------- -------------- ---------
         CheckIt PE                  409,148       22%        964,586       24%
     ---------------------------------------- -------- -------------- ---------
         Engineering Services        206,617       11%        605,213       15%
     ---------------------------------------- -------- -------------- ---------
         Royalties                   139,749        8%        219,788        6%
     ---------------------------------------- -------- -------------- ---------
         CardWare                     52,697        3%      1,044,725       26%
     ---------------------------------------- -------- -------------- ---------
             Total Revenues       $1,836,815      100%     $3,963,295      100%
     ==========================================================================


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------
         None

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS
----------------------------------------------------------

         The directors and executive officers of the Company at March 31, 2002 are as follows:
                                                                        DIRECTOR
NAME                        AGE              TITLE                        SINCE
----                        ---              -----                        -----
Pierre A. Narath ..........  38   President and Chief Executive Officer    1998
Jason K. Raza..............  40   Vice President                           1999
 Ronald R. Maas............  56   Director                                 1993
Christopher J. Gaudette....  31   Controller, Principal Accounting
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

         Jason K. Raza has served as a director of the Company since 1999. Mr. Raza serves as Vice President for TouchStone Software. Mr. Raza formerly served as a vice president of Unicore Software from May 1991 until March 1999. In addition, Mr. Raza is the second-largest shareholder in the Company.

         As part of the Company's continued reorganization plan, effective April 1, 2002, and concurrent with the expiration of his employment agreement, Mr. Narath has resigned his position as President and Chief Executive Officer and will serve as Chairman of the Board of Directors of the Company. Mr. Raza will assume the duties of President and Chief Executive Officer at that time. Commencing April 1, 2002, Mr. Raza and Mr. Narath have agreed to annual base salaries of approximately $150,000 and $70,000 per year, respectively and they are each employees at will.

         Ronald R. Maas served as Chief Financial Officer and Executive Vice President of the Company from 1991- 1999, and has served as a director of the Company since 1993. Mr. Maas has also served as the Corporate Secretary from 1995-1999.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The above named executive officers and directors inadvertently failed to file a Form 5 disclosing the beneficial ownership on a timely basis. The Company plans to file the Form 5's on behalf of the above named individuals during the quarter ended June 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

                                                                  Other
Name &                                                            Annual    Restricted                            All Other
Principal                                                        Compen-      Stock       Options/      LTIP       Compen-
Position                      Year     Salary($)    Bonus($)     sation($)   Awards($)     SAR (#)     Payouts      sation
---------------------------   ----     --------     --------     -------     --------     --------     -------     -------
P. A. Narath                  2001     $297,115           --     $ 9,000            0            0           0           0
CEO, President and Chairman   2000     $325,000     $120,000     $36,000
                              1999     $170,833     $161,000     $30,000

J. K. Raza, VP                2001     $143,077     $ 23,333           0            0            0           0           0
                              2000     $130,000     $ 40,000           0            0            0           0           0
                              1999     $ 91,666     $ 25,500
C.J. Gaudette                 2001     $ 90,000     $  9,166           0            0            0           0           0
Controller, PAO               2000     $ 83,940     $ 10,000
                              1999     $ 59,000     $  5,000

ITEM 10. EXECUTIVE COMPENSATION (CONTINUED)
-------------------------------------------

         The foregoing table does not include $153,769 paid in 1999 to Ron Maas, who is currently a Board member, $66,254 paid to Greg Wookey, who was acting as Chief Financial Officer until March 31, 1999, $52,129 paid to Calvin Leong, who held the position of Chief Financial Officer from March 1999 until his resignation in July 1999, and $148,808 paid in 1999 to Kenneth S. Forbes, who became the Company's President and Chief Executive Officer in August 1998 and held those offices until his resignation in December 1998.

         In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's President and Chief Executive Officer. The note bears interest at the prime rate and matures on February 2005. Mr. Narath has forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and has applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 has been reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, the Company did not award bonuses. However, approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. At December 31, 2001, $42,000 remains outstanding. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company did not grant stock appreciation rights in 2001 to any of the executive officers named above. Grants of stock options to the named executive officers in 2001 are summarized in the following table.

                 Number of Securities     % of Total Options        Avg.
                  Underlying Options     Granted to Employees      Exercise       Expiration
Name                  Granted                  in 2001              Price            Date
----                  -------                  -------              -----            ----
C. J. Gaudette        100,000                    80%                $0.20            2011

AGGREGATED OPTION EXERCISES IN 2001 AND OPTION VALUES AS OF APRIL 5, 2002

         No options were exercised in 2001 or during the first quarter ended March 31, 2002, by any of the named executive officers. The values of unexercised options at April 5, 2002, for each of the executive officers named above are as follows:

                                                                                   Value of
                                                            Number of            Unexercised
                                                           Unexercised          In-the-Money
                                                          Options/SARs          Options/SARs
                          Shares                          at 4/5/02 (#)          at 4/5/02 ($)
                        Acquired on      Value          Exercisable (1) /      Exercisable (1) /
Name                   Exercise (#)    Realized ($)      Unexercisable (2)     Unexercisable (2)
------------------------------------------------------------------------------------------------
P. A. Narath                                               122,500(1)
                            0              0                 7,500(2)                0
J. K. Raza                  0              0                40,000(1)
                                                                 0(2)                0
C. J. Gaudette                                             117,500(1)
                            0              0                22,500(2)                0

         The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for shares of the Company's Common Stock on December 31, 2001, which was $.04.

BOARD OF DIRECTOR MEETINGS AND COMMITTEES

         During 2001, the Company's Board of Directors took action solely by written consent.

         The Board has established an Audit Committee, comprised of one director, Mr. Maas. The Audit Committee meets to consult with the Company's independent auditors concerning their engagement and audit plan. Thereafter the committee provides consultation regarding the auditors' report, and management letter.

         The Board of Directors meets as a committee of the whole to nominate the individuals to be proposed by the Board of Directors for election as directors of the Company, and has no separate nominating committee.

COMPENSATION OF DIRECTORS

         The Company pays the expenses incurred by its non-employee directors in attending Board meetings.

EMPLOYMENT AGREEMENTS

         In connection with the acquisition of Unicore, the Company entered into three-year employment agreements with each of Pierre A. Narath and Jason K. Raza. As of the first day of January 2000 both agreements were amended as follows. Mr. Narath received a base salary of $325,000 for the period from January 1, 2001 - December 31, 2001. Mr. Raza is to receive a base salary of $130,000, and up to $40,000 in incentive compensation in accordance with the terms established from time to time by the president, for the period from January 1, 2001 - December 31, 2001. On May 1, 2001, as part of the Company's initial reorganization plan Mr. Narath's compensation was adjusted to $225,000 annually and Mr. Raza's was fixed at $150,000 per annum.

         As part of the Company's continued reorganization plan, effective April 1, 2002, and concurrent with the expiration of his employment agreement, Mr. Narath has resigned his position as President and Chief Executive Officer and will serve as Chairman of the Board of Directors of the Company. Mr. Raza will assume the duties of President and

Chief Executive Officer at that time. Commencing April 1, 2002, Mr. Raza and Mr. Narath have agreed to annual base salaries of approximately $150,000 and $70,000 per year, respectively and they are each employees at will.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth the beneficial ownership of common stock of the Company as of March 30, 2002, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) each of the named executive officers of the Company referred to above under "EXECUTIVE COMPENSATION AND OTHER INFORMATION"; (c) each director of the Company; and (d) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 1538 Turnpike Street, North Andover, Massachusetts 01845.

                                         NUMBER OF SHARES           APPROXIMATE
NAME                                    BENEFICIALLY OWNED (1)     PERCENT OWNED
------------------------------------    -------------------        -------------
Pierre A. Narath                              3,376,088 (2)            29.5%
Jason K. Raza                                   710,000 (3)             6.2%
Ronald R. Maas                                  321,210 (4)             3.0%
Chris J. Gaudette                               117,500 (5)             1.0%
All Directors and Executive Officers
As a Group (4 individuals)                    4,524,798 (6)            39.7%

(1) Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Excludes options that do not vest within 60 days of the date of this report. As of March 30, 2002, an aggregate of 11,440,060 shares of common stock was outstanding.
(2) Includes options to purchase 122,500 shares that currently are exercisable.
(3) Includes options to purchase 40,000 shares that currently are exercisable.
(4) Includes options to purchase 135,400 shares that currently are exercisable.
(5) Includes options to purchase 117,500 shares that currently are exercisable.
(6) Includes officers' and directors' shares listed above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The Company is currently renting its office facilities in North Andover, Massachusetts from a related party real estate trust, owned 100% by Pierre Narath, the Company's President and Chief Executive Officer. The Company's lease agreement with the real estate trust expired in December 2000, since which time the Company continued to make monthly rental payments of $8,666 as a tenant at will. In February 2002, the rent was reduced to $6,500 per month and effective April 2002 payments are further reduced to $6,000 per month. Rental payments made to the related real estate trust in both 2001 and 2000 were $104,000.

         On January 1, 2000, the Company entered into a service agreement with PANJet, a jet charter service provider, which is wholly owned by Pierre Narath, TouchStone's President and Chief Executive Officer. In consideration of making these services available to the Company on a full time basis, the Company agreed to pay a fee of $10,000 per month. Total costs incurred in 2001 and 2000 related to these jet charter services were approximately $30,000 and $129,000 respectively. As of March 31, 2001 the agreement was terminated and the Company subsequently negotiated the forgiveness of all outstanding balances due to PANJet. As a result, the related liability of approximately $55,000 was reversed in the forth quarter of 2001.

         During 2000, the Company paid $50,000 to PANSports Inc., a related party that is wholly owned by Pierre Narath, TouchStone's President and Chief Executive Officer. The payment was for an advertising campaign promoting eSupport.com.

         In January 2000, TSC Investments, LLC ("TSC") was formed to engage in the business of making investments in internet-based technology companies. Under its operating agreement, TSC's sole member was TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of the LLC. In a subsequent amendment to the operating agreement, Pierre Narath, TouchStone's President and Chief Executive Officer, was designated as the manager of TSC Investment, LLC. The operating agreement was amended in its entirety on March 29, 2000. Under the amended operating agreement, TouchStone Investments, Inc. holds 80 membership units, Pierre A. Narath, the President and Chief Executive Officer for TouchStone Software Corporation holds 17.5 units and Jason Raza, Vice President of TouchStone Software Corporation holds 2.5 units.

         In connection with the establishment of TSC Investments, LLC, the Company entered into a promissory note in which they agreed to loan TSC Investments, LLC up to $4,000,000 to be used to fund its investment portfolio. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled repayments beginning in January 2002. The loan is collateralized by 100% of the underlying investments. Proceeds from the sale of any of the collateral must be used to repay the principal and interest outstanding prior to any distributions. At December 31, 2001, approximately $3,575,000 is outstanding, of which approximately $590,000 represents accrued interest; all of which has been eliminated in consolidation.

         TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's President and Chief Executive Officer and Jason Raza, the Company's Vice President. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. The note is secured by 100% of the investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest. All outstanding principal and interest is due December 31, 2004. Total advances under this agreement amounted to $350,000 plus accrued interest of $16,280 and 18,875 in 2001 and 2000, respectively, of which $224,000 has been repaid through December 31, 2001.

         During 2001, the Board of Directors approved an amendment to the Metro note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc., and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. A payment of $20,000 was received during October 2001 and Mr. Narath and Mr. Raza have agreed to make payments in the first quarter of 2002 of approximately $70,000.

         Concurrent with the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC Investments, LLC to TSC Investment Inc., the $4,000,000 promissory note between the two entities was cancelled.

         In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's President and Chief Executive Officer. The note bears interest at the prime rate and matures on February 2005. Mr. Narath has forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and has applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 has been reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, the Company did not award bonuses. However, approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. At December 31, 2001, $42,000 remains outstanding. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.

         During 2000 the Company utilized the services of A.M. Razo & Company Securities, Inc., an investment banking service company. Ron Maas, a former executive vice president of the Company and current shareholder and director, serves as the Senior Vice President of Corporate Finance of A.M. Razo & Company Securities, Inc. During 2000, the Company paid A.M. Razo & Company Securities Inc. approximately $61,750 and 5,400 shares of Smith Micro Software Common Stock, valued at approximately $20,000, which represents broker fees related to the sale of the CheckIt family of retail products. During 2001 the Company did not utilize any services offered by A.M. Razo & Company.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
------------------------------------------------

         (a)  Exhibits
              --------

              1. Exhibits.

                 The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.



         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Andover Massachusetts on April 12, 2002.


                                      By /s/ Christopher J. Gaudette
                                         -------------------------------------
                                      Christopher J. Gaudette
                                      Controller, Principal Accounting Officer
                                      And Assistant Secretary


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2002.

       SIGNATURES                                TITLE(S)
       ----------                                --------

/s/ Pierre A. Narath              Chairman of the Board, Chief Executive Officer
------------------------          and President
    Pierre A. Narath




/s/ Jason K. Raza                 Executive Vice President and Director
------------------------
    Jason K. Raza




/s/ Ronald R. Maas                Director
------------------------
    Ronald R. Maas

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

      (8) Incorporated by reference to the Exhibits to the Registration Statement on Form S-8, Registration number 333-21395 as filed with the Securities and Exchange Commission.
      (9) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.
      (10) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.
      (11) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.
      (12) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.
      (13) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.