Form 10QSB
period 2002-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2002-05-15
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
       MARCH 31, 2002                                       0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                            95-3778226
            --------                                            ----------
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS                    01845
-----------------------------------------------                    -----
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

     The number of shares of Common Stock of the Registrant outstanding as of May 15, 2002 was 11,440,060 shares.
================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheet -- March 31, 2002......................     3
        Consolidated Income Statements -- Three Months Ended
          March 31, 2002 and March 31, 2001...............................     4
        Consolidated Statements of Cash Flows -- Three Months
          Ended March 31, 2002 and March 31, 2001.........................     5
        Notes to Consolidated Financial Statements........................  6-10

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................... 11-16

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................    17

ITEM 6.  Exhibits and Reports on Form 8-K.................................    17

Signatures................................................................    18

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

ASSETS
Current assets:
      Cash and cash equivalents ............................      $     37,178
      Investments, marketable securities ...................           187,200
      Accounts receivable, net .............................            36,096
      Inventories ..........................................            26,720
      Prepaid expenses and other current assets ............             7,776
                                                                  ------------
                Total current assets .......................           294,970

Note receivable, related party .............................            96,811
Investments, other .........................................           397,000
Property, and equipment, net ...............................            38,036
                                                                  ------------
                                                                  $    826,817
                                                                  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt .................            28,948
      Accounts payable .....................................           297,631
      Accrued payroll and related expenses .................            58,046
      Other accrued expenses ...............................            44,209
                                                                  ------------
            Total current liabilities ......................           428,834
                                                                  ------------

Long-term debt, net of current maturities ..................            34,319

                                                                  ------------
            Total liabilities ..............................           463,153
                                                                  ------------
Shareholders' equity:
      Preferred stock, $.001 par value, 3,000,000 shares
         authorized, none issued or outstanding
      Common stock, $.001 par value, 20,000,000 shares
         authorized, issued and outstanding,
         11,440,060 2002 ...................................            11,440
      Accumulated other comprehensive loss .................          (475,800)
      Additional paid-in capital ...........................        20,979,684
      Deferred compensation ................................           (45,334)
      Accumulated deficit ..................................       (20,106,326)
                                                                  ------------
            Total shareholders' equity .....................           363,664
                                                                  ------------
                                                                  $    826,817
                                                                  ============

The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                     MARCH 31,       MARCH 31,
                                                       2002            2001
                                                   ------------    ------------

Revenues:
    Product sales .............................    $    507,297    $    505,951
    Royalty income ............................          45,460          59,286
                                                   ------------    ------------
       Total revenues .........................         552,757         565,237
Cost of revenues ..............................          58,399          43,974
                                                   ------------    ------------
       Gross profit ...........................         494,358         521,263
                                                   ------------    ------------

Operating expenses:
    Sales, general and administrative .........         323,362         559,582
    Research and development ..................         132,691         128,928
                                                   ------------    ------------
        Total operating expenses ..............         456,053         688,510
                                                   ------------    ------------
Income (loss) from operations .................          38,305        (167,247)

Loss on investments, net ......................            --          (183,623)
Other income, net .............................          25,583           3,376
                                                   ------------    ------------
Income (loss) before provision for income taxes          63,888        (347,494)
Provision for income taxes ....................           1,824           2,168
                                                   ------------    ------------
Net income (loss) .............................    $     62,064    $   (349,662)
                                                   ============    ============


Basic earnings (loss) per share ...............    $       0.01    $      (0.03)
                                                   ============    ============

Basic weighted average shares outstanding .....      11,440,060      11,440,060

Diluted  earnings (loss) per share ............    $       0.01    $      (0.03)

Diluted weighted average shares outstanding ...      12,434,510      11,440,060
                                                   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                      ---------------------------
                                                                                      MARCH 31,         MARCH 31,
                                                                                         2002              2001
                                                                                      ---------         ---------
Cash flows from operating activities:
      Net Income (loss) ......................................................        $  62,064         $(349,662)

      Adjustments to reconcile net income (loss) to net cash used in operating activities:
            Depreciation .....................................................            5,172             6,345
            Amortization of deferred compensation ............................              450            84,945
            Provision for doubtful accounts ..................................             --              36,244
            Realized loss on investments .....................................             --             183,623
            Accounts receivable ..............................................          (20,650)          135,636
            Inventories ......................................................            5,982            (2,091)
            Prepaid expenses and other current assets ........................             (451)           (6,698)
            Accounts payable .................................................           (9,197)          (46,869)
            Deferred revenue .................................................             --             (76,613)
            Accrued liabilities ..............................................          (65,923)          (36,054)
                                                                                      ---------         ---------
               Net cash used in operating activities .........................          (22,553)          (71,194)
                                                                                      ---------         ---------
Cash flows from investing activities:
      Purchase and sale of investments, net ..................................             --             134,609
      Payments on notes receivable - related party ...........................           66,806              --
                                                                                      ---------         ---------
               Net cash provided by investing activities .....................           66,806           134,609
                                                                                      ---------         ---------
Cash flows from financing activities:
      Payment on long-term debt ..............................................           (7,075)          (22,322)
      Restricted cash released ...............................................             --             100,000
                                                                                      ---------         ---------
               Net cash provided by (used in) financing activities ...........           (7,075)           77,678
                                                                                      ---------         ---------

Net increase in cash and cash equivalents ....................................           37,178           141,093
Cash and cash equivalents, beginning of period ...............................             --              12,890
                                                                                      ---------         ---------
Cash and cash equivalents, end of period .....................................        $  37,178         $ 153,983
                                                                                      ---------         ---------
Supplemental disclosure of cash flow information:
      Cash paid during the period for:
               Interest ......................................................        $   1,405         $   8,470
                                                                                      ---------         ---------
               Income taxes ..................................................        $   1,824         $   2,168
                                                                                      ---------         ---------

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

PRINCIPLES OF CONSOLIDATION, The 2002 consolidated financial statements of the Company include the financial statements of the Company's four wholly-owned subsidiaries; eSupport.com, Inc., TouchStone Investments, Inc., TSC Investments, LLC, Unicore Software, Inc., (inactive). All inter-company transactions and balances have been eliminated.

BASIS OF PRESENTATION. The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjuction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented.

The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $20,106,326 at March 31, 2002, and is largely dependent on its investment portfolio to fund future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to competition from other companies, obsolescence of its products and services and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short-term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at March 31, 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's ongoing reorganization plan provides for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities; all aimed toward reducing operating costs to levels commensurate with current revenues. The Company has also renegotiated certain contracts and agreements in order to improve its short-term cash flow. In order to meet its cash requirements over the next twelve months, management expects to supplement cash flow benefits expected from these initiatives, by liquidating its marketable securities classified as available for sale, as necessary. Other additional sources of financing, including additional private debt or equity capital, are being explored, along with seeking merger candidates with whom the Company has substantial synergies.

CASH AND CASH EQUIVALENTS. The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

INVESTMENTS. The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. Under SFAS 115, marketable security investments classified as available for sale are carried at fair value, with unrealized holding gains and losses, reported as a separate component of

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES shareholders' equity. The Company accounts for held to maturity and nonmarketable investments using the cost method. Realized gains and losses from the sale of investments are determined on a specific identification basis.

ACCOUNTS RECEIVABLE. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At March 31, 2002 the allowance for doubtful accounts was $5,000.

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

RESEARCH AND DEVELOPMENT. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), until the product is available for sale. During the first quarter of 2002, no software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $3,400 and $4,000 for the quarters ended March 31, 2002 and 2001, respectively.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE INCOME. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. For the quarter ended March 31, 2002 the total comprehensive income was $59,464 as compared to a loss of ($304,311) for the same period the prior year. The difference between net loss and comprehensive loss is unrealized losses on marketable investments

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be reported in the statement of operations or as a deferred item, depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the derivative must be highly effective in achieving offsetting changes in fair value or cash flows of the hedged items during the term of the hedge. Management has determined there will be no impact on its results of operations or financial position resulting from the adoption of SFAS 133 because the Company currently does not hold derivative instruments.

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

2. EARNINGS (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("EPS") which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported EPS amounts have been restated based on the provisions of the new standard. Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. At March 31, 2002, the number of

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

outstanding stock options and warrants were 994,450. There was no difference between basic and diluted EPS for each period presented. The number of shares used in computing EPS is as follows:

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                            2002         2001
                                                         ----------   ----------
Weighted average number of shares outstanding basic:     11,440,060   11,440,060


Weighted average number of shares outstanding diluted:   12,434,510   11,440,060


3. NOTE RECEIVABLE - RELATED PARTY

     During 2000, TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's Chairman and Jason Raza, the Company's President and Chief Executive Officer. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. The note is secured by 100% of the investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest. All outstanding principal and interest is due December 31, 2004.

     During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc. and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. A payment of $20,000 was received during October 2001. During the first quarter of 2002, aggregate payments of $70,000 including accrued interest were made by Mr. Narath and Mr. Raza.

     Total advances under this agreement amounted to $350,000 plus total accrued interest of $37,617, of which $290,806 has been repaid through March 31, 2002.

4. OTHER INCOME

     During the quarter ended March 31, 2002, the Company recorded approximately $25,000 in other income. This amount represents a refund of amounts paid by the Company in anticipation of foreign taxes due in connection with its now defunct subsidiary TouchStone Europe Ltd. The Company had previously recorded an expense for this payment. Upon receipt of the refund the Company recorded the refund as other income.

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

     We are the world's oldest and largest provider of BIOS Upgrades with over 12 years of unparalleled excellence in the industry. Not only are we the oldest and largest BIOS Upgrade Company, but we are also the exclusive authorized BIOS upgrade company and support center for Phoenix Technologies, Inc. (NASDAQ PTEC) AwardBIOS. For many years, we have enjoyed our relationships with the world's leading Motherboard Manufacturers and our engineering team works closely with all of these companies to ensure that we have the latest code to include with our BIOS Upgrades. It is because of our experience, knowledge and expertise that we believe that we can upgrade the BIOS on any PC and have long enjoyed the reputation of being the source for BIOS Upgrades.

     In January 2000, the Company formed eSupport.com, Inc. (a New Hampshire Corporation), a wholly-owned subsidiary, which currently conducts the day to day operations. The Companys core product is the BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC. During the past several years, eSupport has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software and NRE (non-recurring engineering) services to both end-users and OEM customers. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. eSupport believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

PRODUCTS AND SERVICES

Our revenue is derived from two principal sources: software products and engineering services.

eSupport.com currently offers the following products:

--------------------------------------------------------------------------------
PRODUCT TITLE            DESCRIPTION
--------------------------------------------------------------------------------
BIOS                     The BIOS is the control center of any PC or compatible.
UPGRADE SOLUTIONS        Without a properly functioning one, the operating
                         system will not run correctly, devices will not configure, and thesystem will fail. The Company's BIOS upgrades solutions (known as firmware), allow end-users to keeptheir systems current by enabling the latest technology, such as large drive support, increased RAM size, processor upgrades, etc. Once the BIOS upgrade is installed the operating system (Windows, Linux, etc) will then be able to manage new technology add-ons.

 CHECKIT PE(R) 7.0       CheckIt 7.0 Portable Edition is a modular PC testing
 PORTABLE EDITION        and diagnostics tool expressly designed for computer
                         manufacturers, resellers and repair centers. Designed to meet the requirements of demanding professional users, it brings the power of a professional testing laboratory to anyone who installs, checks, develops, refurbishes, or repairs PC hardware. CheckIt 7.0 PE was developed for use by PC manufacturers and after-market professionals - at varying levels and with varying technical requirements. TouchStone is licensed by Smith
                         Micro Software, Inc. to resell this product.

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

ISA/PCI                  The ISA and PCI Postcard is a plug-in diagnostic card
POSTCARD                 to aid MIS professionals and PC end-users alike to
                         determine the causes of their system failures. It requires no operating system to run and works on any PC or compatible. The ISA POSTcard can be plugged into any XT, AT, ISA or EISA compatible expansion slot and the PCI POSTcard can be plugged into and PCI expansion slot and in seconds POSTcard is displaying test results, often pinpointing the exact bad component. The POSTcard
                         V3 user's manual lists the BIOS POST codes of all major
                         BIOS vendors.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

SERVICES

eSupport.com currently offers the following services:

--------------------------------------------------------------------------------
SERVICE                  DESCRIPTION
--------------------------------------------------------------------------------

BIOS ENGINEERING         TouchStone is a full-service engineering company with
AND OEM SERVICES         software and hardware engineers that have extensive
                         experience in BIOS development, embedded designs, and all aspects of the system management software design and development. As an independent authorized distributor of Award/Phoenix, TouchStone has access to the very latest source code and development techniques.

RESULTS OF OPERATIONS

     The following is a preliminary discussion of the financial condition and results of operations of the Company as of March 31, 2002 and March 31, 2001 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2002          2001
     Revenues:
         Product sales                                     92%           90%
         Royalty income                                     8            10
     Total revenues                                       100           100
     Cost of revenues                                      11             8
     Gross profit                                          89            92
     Operating expenses:
         Sales, marketing, general and
           administrative                                  59            99
         Research and development                          24            23
                                                        --------------------
                Total operating expenses                   83           122

     Income (loss) from operations                          6           (30)
     Loss on investments, net                               -           (32)
     Other income, net                                      5             -
     Income (loss) before provision for income taxes
                                                           11           (62)
     Provision for income taxes                             -             -
     Net income (loss)                                     11%          (62)%
                                                        ====================

COMPARISON OF THREE MONTH PERIODS ENDED MARCH  31, 2002  AND 2001

           REVENUES. The Company's revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a royalty report from the licensor. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Product revenues increased $1,346 for the three month period ended March 31, 2002 as compared to the same period a year

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

ago. The slight increase in revenues is a result of management's continued focus on the BIOS upgrade business. BIOS product sales increased approximately 7% as compared to the same period one year ago. Royalty revenues decreased by approximately $14,000 or 23% as compared to a year ago. This decline is a result of our customer's reduction in revenues of which they pay royalties for the use of our technology. For the quarter ended March 31, 2002 the Company experienced an overall decline in revenues of only 2% as compared to the same period a year ago.

     COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue increased to 11% of revenues for the three month period ended March 31, 2002. The increase is due to a higher percentage of revenues being generated from product sales and an increase in packaging and shipping costs associated with these sales. For the quarter ended March 31, 2002, 16% of the Company's revenue related to royalties and other revenue that had no costs associated with it as compared to only 9% in 2001

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE. Sales, marketing, general and administrative expenses consist primarily of sales salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by approximately $236,000, or 42%, for the three month period ended March 31, 2002, from the same period of the prior year due primarily from a 53% reduction in administrative and executive salaries, a 100% reduction in travel related costs, 100% reduction in bad debt expense, along with various other reduction related to professional fees and outside services such as co-location services for the Company's data servers.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses increased by approximately $4,000 or 3%, for the three month period ended March 31, 2002, from the same period of the prior year primarily due to the addition of an engineer who had previously been working on a consulting basis as needed.

     OTHER INCOME,(EXPENSE), NET. Other income, (expense) net consists of interest income associated with the related party note and interest expense associated with the settlement note. Also, included in other income is approximately $25,000, which represents a refund of amounts previously paid by the Company in anticipation of foreign taxes due in connection with its now defunct subsidiary, TouchStone Europe Ltd. The Company had previously recorded an expense for this payment. Upon receipt of the refund the Company recorded the refund as other income.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended Machr 31, 2002, the Company used cash resources of $23,000 for operating activities as compared to $71,000 during the same quarter a year ago.

     The Company's cash balance at March 31, 2002 was $37,000 as compared to $154,000 a year ago. Investments and marketable securities totaled $187,200 at March 31, 2002, as compared to $364,000 a year ago. This decrease is mainly related to the sale of all 102,600 shares of Smith Micro capital stock during 2001. These shares were received in connection with the sale of the CheckIT product line to Smith Micro Software in 2000. The decrease is also due from a $0.28 per share decrease in the fair-market value of the 260,000 share held in PartsBase Inc. Proceeds from the sale of the Smith Micro shares were approximately $210,000, all of which was used to fund operations during 2001.

     Working capital decreased from $183,000 at March 31, 2001 to a $134,000 deficit at March 31, 2002. During the quarter ended March 31, 2002 three payments were made on the debt related to the settlement agreement with a former CEO, aggregating $7,075, along with a lumpsum payment of $25,000. The remaining outstanding principal balance as of March 31,2002 was $63,267 and is scheduled to be repaid through April 2004.

     Management's ongoing reorganization plan provides for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities; all aimed toward reducing operating costs to levels commensurate with current revenues. The Company has also

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

renegotiated certain contracts and agreements in order to improve its near-term cash flow. As part of the Company's continued reorganization plan, effective April 1, 2002, and concurrent with the expiration of his employment agreement, the Company's CEO and President, Pierre Narath, has resigned his position as President and Chief Executive Officer and will serve as Chairman of the Board of Directors of the Company. Mr. Raza, the Company's Vice President assumed the duties of President and Chief Executive Officer at that time. Commencing April 1, 2002, Mr. Raza and Mr. Narath have agreed to annual base salaries of approximately $150,000 and $70,000 per year, respectively and they are each employees at will. Resulting in an overall reduction in executive compensation of approximately $175,000.

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

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     Until this quarter the Company had suffered recurring operating losses, has an accumulated deficit of $20,106,326 at March 31, 2002, and is largely dependent on its investment portfolio to fund any future operating losses. If our revenue grows more slowly than we currently anticipate or if our operating expenses increase, our business, results of operations and financial condition will be materially and adversely affected. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at March 31, 2002.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

     The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, many of which are beyond our control, including:

     o    actual or anticipated fluctuations in our results of operations
     o    our ability to raise additional capital if needed
     o    technological innovations by us or our competitors
     o    increase competition
     o    additions or departures of key personnel
     o    conditions and trends in our industry
     o    general market conditions

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     THE COMPANY IS CURRENTLY UNAWARE OR SUBJECT TO ANY LEGAL PROCEEDINGS AND CLAIMS, OTHER THAN THOSE WHICH ARISE, IN THE ORDINARY COURSE OF ITS BUSINESS. ALTHOUGH OCCASIONAL ADVERSE DECISIONS (OR SETTLEMENTS) MAY OCCUR, THE COMPANY BELIEVES THAT THE FINAL DISPOSITION OF SUCH MATTERS WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON THE FINANCIAL POSITION OR RESULTS OF OPERATIONS OF THE COMPANY.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

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

                                          TOUCHSTONE SOFTWARE CORPORATION
                                                    (Registrant)


NAME                              TITLE                           DATE
----                              -----                           ----

 /s/ Jason K. Raza                Chief Executive Officer         May 15, 2002
------------------------------    and President
JASON K. RAZA



 /s/ Christopher J. Gaudette      Controller, Principal           May 15, 2002
------------------------------    Accounting Officer,
CHRISTOPHER J. GAUDETTE           and Secretary