Form 10QSB
period 2002-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2002-08-14
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTER ENDED                                COMMISSION FILE NUMBER
      JUNE 30, 2002                                            0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                        95-3778226
  (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS              01845
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

                                    Yes [X] No [ ]

       The number of shares of Common Stock of the Registrant outstanding as of August 10, 2002 was 11,440,060 shares.

================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

         Consolidated Balance Sheet -- June 30, 2002......................   3

         Consolidated Income Statements -- Three Months Ended June 30,
          2002 and June 30, 2001 and Six Months Ended June 30, 2002 and
          June 30, 2001...................................................   4

         Consolidated Statements of Cash Flows -- Six Months Ended
          June 30, 2002 and June 30, 2001.................................   5

         Notes to Consolidated Financial Statements.......................  6-10

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations........................................... 11-16

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................    17

ITEM 6.  Exhibits and Reports on Form 8-K.................................    17

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

ASSETS
Current assets:
     Cash and cash equivalents...........................................................$       30,907
     Investments, marketable securities..................................................       317,200
     Accounts receivable, net............................................................        40,058
     Inventories.........................................................................        28,824
     Prepaid expenses and other current assets...........................................         6,401
                                                                                         ---------------
                Total current assets.....................................................       423,390

Note receivable, related party...........................................................        96,797
Investments, other.......................................................................       397,000
Property, and equipment, net.............................................................        32,864
                                                                                         ---------------
                                                                                               $950,051
                                                                                         ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Current maturities of long-term debt................................................        29,679
     Accounts payable....................................................................       296,906
     Accrued payroll and related expenses................................................        86,384
     Other accrued expenses..............................................................        38,465
                                                                                         ---------------
          Total current liabilities......................................................       451,434
                                                                                         ---------------

Long-term debt, net of current maturities................................................        26,405
                                                                                         ---------------
          Total liabilities..............................................................       477,839
                                                                                         ---------------

Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
        authorized, none issued or outstanding
     Common stock, $.001 par value, 20,000,000 shares
        authorized, issued and outstanding,
        11,440,060 2002..................................................................        11,440
     Accumulated other comprehensive loss................................................      (345,800)
     Additional paid-in capital..........................................................    20,979,684
     Deferred compensation...............................................................       (44,884)
     Accumulated deficit.................................................................   (20,128,228)
                                                                                         ---------------
          Total shareholders' equity.....................................................       472,212
                                                                                         ---------------
                                                                                         $      950,051
                                                                                         ===============

         The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                         CONSOLIDATED INCOME STATEMENTS

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 ------------------                  ----------------
                                                             JUNE 30,          JUNE 30,          JUNE 30,         JUNE 30,
                                                               2002              2001              2002             2001
                                                           ------------      ------------      ------------     ------------
(UNAUDITED)
Revenues:
    Product sales ....................................     $    407,479      $    376,920      $    914,776     $    882,871
    Royalty income ...................................           36,426            33,497            81,886           92,783
                                                           ------------      ------------      ------------     ------------
      Net revenues ...................................          443,905           410,417           996,662          975,654
    Cost of revenues .................................           67,409            36,418           125,808           80,392
                                                           ------------      ------------      ------------     ------------
      Gross profit ...................................          376,496           373,999           870,854          895,262
                                                           ------------      ------------      ------------     ------------
Operating expenses:
    Sales,marketing, general and administrative ......          261,473           333,562           584,835          893,144
    Research and development .........................          132,347           127,353           265,037          256,281
                                                           ------------      ------------      ------------     ------------

     Total Operating Expenses ........................          393,820           460,915           849,972        1,149,425
                                                           ------------      ------------      ------------     ------------

Income (Loss) from Operations ........................          (17,324)          (86,916)           20,982         (254,163)
Loss on investments, net .............................             --             (55,602)             --           (239,225)
Other income, net ....................................              655             3,386            26,237            6,762
                                                           ------------      ------------      ------------     ------------
Income (Loss) before provision for income taxes ......          (16,669)         (139,132)           47,219         (486,626)
Provision for income taxes ...........................            5,233              --               7,057            2,168
                                                           ------------      ------------      ------------     ------------
Net Income(Loss) .....................................     $    (21,902)     $   (139,132)     $     40,162     $   (488,794)
                                                           ============      ============      ============     ============

Basic earnings (loss) per share ......................     $       0.00      $      (0.01)     $       0.00     $      (0.04)
                                                           ============      ============      ============     ============

Basic weighted average shares outstanding ............       11,440,060        11,440,060        11,440,060       11,440,060

Diluted  earnings (loss) per share ...................     $       0.00      $      (0.01)     $       0.00     $      (0.04)

Diluted weighted average shares outstanding ..........       11,440,060        11,440,060        12,434,510       11,440,060
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

                                        4

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                  ----------------
                                                                               JUNE 30,      JUNE 30,
                                                                                 2002           2001
                                                                              ---------      ---------
Cash flows from operating activities:
    Net Income (Loss) ...................................................     $  40,162      $(488,794)
     Adjustments to reconcile net Income (loss) to net cash
             used in operating activities:
          Depreciation ..................................................        10,344         11,770
          Amortization of deferred compensation .........................           900         95,009
          Provision for (Benefit from) from doubtful accounts ...........         3,351        (13,731)
          Realized loss on investments ..................................          --          289,220
          Accounts receivable ...........................................       (27,963)        78,792
          Inventories ...................................................         3,878         (8,504)
          Prepaid expenses and other current assets .....................        (1,012)       (13,155)
          Accounts payable ..............................................        (9,922)       (14,903)
          Deferred revenue ..............................................          --          (76,613)
          Accrued liabilities ...........................................       (43,329)       (76,237)
                                                                              ---------      ---------
             Net cash used in operating activities ......................       (23,591)      (217,146)
                                                                              ---------      ---------

Cash flows from investing activities:

     Purchase and sale of investments, net ..............................          --          181,736
     Repayments on notes receivable, related party ......................        68,756           --
                                                                              ---------      ---------
             Net cash provided by investing activities ..................        68,756        181,736
                                                                              ---------      ---------

Cash flows from financing activities:

     Payment on long-term debt ..........................................       (14,258)       (44,643)
     Restricted cash released ...........................................          --          100,000
                                                                              ---------      ---------
             Net cash provided by (used in) financing activities ........       (14,258)        55,357
                                                                              ---------      ---------

Net increase in cash and cash equivalents ...............................        30,907         19,947
Cash and cash equivalents, beginning of period ..........................          --           12,890
                                                                              ---------      ---------
Cash and cash equivalents, end of period ................................     $  30,907      $  32,837
                                                                              ---------      ---------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
             Interest ...................................................     $   2,686      $  16,598
                                                                              ---------      ---------
             Income taxes ...............................................     $   1,824          2,168
                                                                              ---------      ---------

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

The operating results for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $20,128,228 at June 30, 2002, and is largely dependent on its investment portfolio to fund future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to competition from other companies, obsolescence of its products and services and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short-term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at June 30, 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INVESTMENTS. The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES maturity, available-for-sale, or trading. Under SFAS 115, marketable security investments classified as available for sale are carried at fair value, with unrealized holding gains and losses, reported as a separate component of shareholders' equity. The Company accounts for held to maturity and nonmarketable investments using the cost method. Realized gains and losses from the sale of investments are determined on a specific identification basis.

ACCOUNTS RECEIVABLE. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At June 30, 2002 the allowance for doubtful accounts was $5,000.

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

RESEARCH AND DEVELOPMENT. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), until the product is available for sale. During the second quarter of 2002, no software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $0 and $4,000 for the quarters ended June 30, 2002 and 2001, respectively.

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

COMPREHENSIVE INCOME. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. For the three month period ended June 30, 2002 total comprehensive income was 108,098 as compared to a loss of (104,836) for the same period the prior year. For the six months period ended June 30, 2002 the total comprehensive income was $167,562 as compared to a loss of ($409,147) for the same period the prior year. The difference between net income (loss) and comprehensive income (loss) is unrealized gains or (losses) on marketable investments.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.       EARNINGS (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("EPS") which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported EPS amounts have been restated based on the provisions of the new standard. Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. At June 30, 2002, the number of outstanding stock options and warrants were 994,450. There was no difference between basic and diluted EPS for each period presented. The number of shares used in computing EPS is as follows:

                                                                 FOR THE THREE MONTHS
                                                                     ENDED JUNE 30,

                                                                  2002          2001
                                                                  ----          ----
Weighted average number of shares outstanding basic:          11,440,060       11,440,060

Weighted average number of shares outstanding diluted:        11,440,060       11,440,060

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

         During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc. and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. A payment of $20,000 was received during October 2001. During the six months ended June 30, 2002 aggregate payments of $68,756 including accrued interest have been made by Mr. Narath and Mr. Raza.

         Total advances under this agreement amounted to $350,000 plus total accrued interest of $39,553, of which $292,756 has been repaid through June 30, 2002.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

         The following is a preliminary discussion of the financial condition and results of operations of the Company as of June 30, 2002 and June 30, 2001 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

         The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                                         THREE        THREE       SIX         SIX
                                                         MONTHS       MONTHS      MONTHS      MONTHS
                                                         ENDED        ENDED       ENDED       ENDED
                                                        JUNE 30,     JUNE 30,    JUNE 30,    JUNE 30,
                                                          2002        2001        2002        2001
             Revenues:
                Product sales                              92%         92%         92%         90%
                Royalty income                              8           8           8          10
             Total revenues                               100         100         100         100
             Cost of revenues                              15           9          13           8
             Gross profit                                  85          91          87          92
             Operating expenses:
                 Sales, marketing, general and
                   Administrative                          59          81          59          92
                 Research and development                  30          31          26          26
                                                      -------------------------------------------------
                               Total operating             89         112         85          118
             expenses
             Income (loss) from operations                 (4)        (21)          2         (26)
             Loss on investments, net                       -         (14)          -         (25)
             Other income, net                              -           1           3           1
             Income (loss) before provision for
             income taxes                                  (4)        (34)          5         (50)
             Provision for income taxes                     1           -           1           -
             Net income (loss)                             (5)%       (34)%        4%         (50)%
                                                      =================================================

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2002  AND 2001

         REVENUES. The Company's revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

royalty report from the licensor. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. Product revenues increased $30,559 for the three month period ended June 30, 2002 as compared to the same period a year ago. The increase in revenues is a result of management's continued focus on the BIOS upgrade business. Royalty revenue increased by approximately $3,000 or 9% as compared to a year ago. This increase is a result of additional sales by the Company's customer who pay royalties for the use of our technology. For the quarter ended June 30, 2002 the Company experienced an overall increase in revenues of 8% as compared to the same period a year ago.

         COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue increased to 15% for the three month period ended June 30, 2002, as compared to 9% of revenues for the same period of the prior year, in part from the smaller margin related to the sales of third party products introduced on a test basis during the current quarter. The revenue generated from these products for the quarter ended June 30, 2002 amounted to $15,161 with a cost of goods sold of $11,912. The increase to a higher percentage of products sold that were affected by an increase in packaging and shipping costs.

         SALES, MARKETING, GENERAL AND ADMINISTRATIVE. Sales, marketing, general and administrative expenses consist primarily of sales salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by approximately $72,000, or 22%, for the three month period ended June 30, 2002, from the same period of the prior year due primarily from a reduction in administrative and executive salaries, a reduction in travel related costs, along with various cost cutting measures related to professional fees and outside services such as co-location services for the Company's data servers.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses increased by approximately $5,000 or 4%, for the three month period ended June 30, 2002 from the same period of the prior year primarily due to the addition of an engineer who had previously been working on a consulting basis as needed.

         OTHER INCOME,(EXPENSE), NET. Other income, (expense) net consists of interest income associated with the related party note and interest expense associated with the settlement note.

LIQUIDITY AND CAPITAL RESOURCES

         During the period ended June 30, 2002, the Company used cash resources of $23,000 for operating activities as compared to $217,000 during the same period one year ago.

         The Company's cash balance at June 30, 2002 was $31,000 as compared to $33,000 a year ago. Investments in marketable securities totaled $317,200 at June 30, 2002, as compared to $295,300 a year ago. This increase is due to a $0.22 per share increase in the fair-market value of the 260,000 share held in PartsBase Inc., and by the sale of the remaining 27,800 shares of Smith Micro stock during the the third quarter of 2001 with a corresponding value of $35,300 reported at June 30, 2001. These shares were received in connection with the sale of the CheckIT product line to Smith Micro Software in 2000.

         Working capital decreased from approximately $89,000 at June 30, 2001 to a $28,000 deficit at June 30, 2002. During the quarter ended June 30, 2002 three payments were made on the debt related to the settlement agreement with a former CEO, in the amount of $7,182. The remaining outstanding balance as of June 30,2002 was $56,084 and is scheduled to be repaid through April 2004.

         Management's ongoing reorganization plan provides for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities; all aimed toward reducing operating costs to levels commensurate with current revenues. The Company has also renegotiated certain contracts and agreements in order to improve its near-term cash flow. As part of the Company's continued reorganization plan, effective April 1, 2002, and concurrent with the expiration of his employment

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

agreement, the Company's CEO and President, Pierre Narath, has resigned his position as President and Chief Executive Officer and will serve as Chairman of the Board of Directors of the Company. Mr. Raza, the Company's Vice President assumed the duties of President and Chief Executive Officer at that time. Commencing April 1, 2002, Mr. Raza and Mr. Narath have agreed to annual base salaries of approximately $150,000 and $70,000 per year, respectively and they are each employees at will. Resulting in an overall reduction in annual executive compensation of approximately $175,000.

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

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

         We have incurred substantial losses and anticipate incurring continued losses. Until this year the Company had suffered recurring operating losses, has an accumulated deficit of $20,128,228 at June 30, 2002, and is largely dependent on its investment portfolio to fund any future operating losses. If our revenue grows more slowly than we currently anticipate or if our operating expenses increase, our business, results of operations and financial condition will be materially and adversely affected. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at June 30, 2002.

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

     The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, many of which are beyond our control, including:

     o        actual or anticipated fluctuations in our results of operations
     o        our ability to raise additional capital if needed
     o        technological innovations by us or our competitors
     o        increased competition
     o        additions or departures of key personnel
     o        conditions and trends in our industry
     o        general market conditions

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                           PART II--OTHER INFORMATION

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (b)  Reports on Form 8-K
            No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

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

                                          TOUCHSTONE SOFTWARE CORPORATION
                                                    (Registrant)

     NAME                             TITLE                           DATE

/s/ Jason K. Raza       Chief Executive Officer and President   August 10, 2002
--------------------
   JASON K. RAZA