Form 10QSB
period 2002-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2002-11-14
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


          For the quarter ended                 Commission File Number
            September 30, 2002                          0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


             Delaware                                         95-3778226
  (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                        Identification No.)


        1538 Turnpike St., North Andover, Massachusetts          01845
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

     The number of shares of Common Stock of the Registrant outstanding as of November 11, 2002, was 11,440,060 shares.
================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                           Page
                                                                          Number
PART I.   Financial Information

ITEM 1.   Financial Statements
          Consolidated Balance Sheet - September 30, 2002...................3
          Consolidated Statement of Operations - Three Months
            Ended September 30, 2002 and September 30, 2001
            and Nine Months Ended September 30, 2002 and
            September 30, 2001..............................................4
          Consolidated Statements of Cash Flows - Nine Months
            Ended September 30, 2002 and September 30, 2001.................5
          Notes to Consolidated Financial Statements.......................6-10

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................11-16

ITEM 4.   Controls and Procedures..........................................17

PART II.  Other Information................................................17

ITEM 1.   Legal Proceedings................................................17

ITEM 6.   Exhibits and Reports on Form 8-K.................................17

Signatures.................................................................18

Certifications............................................................19-20

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002
                                   (unaudited)


ASSETS
------
Current assets:
       Cash and cash equivalents..............................      $    23,024
       Investments marketable securities......................          348,400
       Accounts receivable, net...............................           18,067
       Inventories............................................           31,126
       Prepaid expenses and other current assets..............            6,661
                                                                    -----------
              Total current assets............................          427,278

Note receivable, related party................................           96,783
Investments, other............................................          220,500
Property, and equipment, net..................................           27,692
                                                                    -----------
                                                                    $   772,253
                                                                    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
       Current Maturities of Long-Term Debt...................      $    30,126
        Accounts payable......................................          253,686
       Accrued payroll and related expenses...................           58,926
       Other accrued expenses.................................           45,052
                                                                    -----------
              Total current liabilities........................         387,790
                                                                    -----------
Long Term Debt net of Current Maturities......................           18,667
                                                                    -----------
              Total liabilities...............................          406,457
                                                                    -----------

Shareholders' equity:
       Preferred stock, $.001 par value, 3,000,000 shares
          authorized, none issued or outstanding
       Common stock, $.001 par value, 20,000,000 shares
          authorized, issued and outstanding,
          11,440,060 (2002)...................................           11,440
       Accumulated other comprehensive loss...................         (314,600)
       Additional paid-in capital.............................       20,979,684
       Deferred compensation..................................          (44,434)
       Accumulated deficit....................................      (20,266,294)
                                                                    -----------
              Total shareholders' equity......................          365,796
                                                                    -----------
                                                                    $   772,253
                                                                    ===========

              The accompanying notes are an integral part of these
                        consolidated financialstatements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Three Months Ended             Nine Months Ended
                                                       ---------------------------   ---------------------------
                                                       September 30,  September 30,  September 30,  September 30,
                                                           2002           2001           2002           2001
                                                       ------------   ------------   ------------   ------------
(unaudited)
Revenues:
     Product sales..................................   $    441,192   $    373,779   $  1,355,969   $  1,256,650
     Royalty income.................................         23,789         25,696        105,675        118,479
                                                       ------------   ------------   ------------   ------------
        Net revenues................................        464,981        399,475      1,461,644      1,375,129
Cost of revenues....................................         50,507         51,443        176,315        131,835
                                                       ------------   ------------   ------------   ------------
        Gross profit................................        414,474        348,032      1,285,329      1,243,294
                                                       ------------   ------------   ------------   ------------

Operating expenses:
     Sales, marketing, general and administrative...        246,324        349,058        831,160      1,242,202
     Research and development.......................        129,938        119,152        394,975        375,433
         Total operating expenses...................        376,262        468,210      1,226,135      1,617,635
                                                       ------------   ------------   ------------   ------------
Income (Loss) from operations.......................         38,212       (120,178)        59,194       (374,341)

Realized loss on sale of investments................            --         (82,213)           --        (162,368)
Impairment loss on Investment                              (176,500)           --        (176,500)      (159,070)
Other Income (expense), net net.....................            222        (21,313)        26,458        (14,550)
                                                       ------------   ------------   ------------   ------------
Loss before provision for income taxes..............
                                                           (138,066)      (223,704)       (90,848)      (710,329)
Provision for from income taxes.....................            --             --           7,057          2,168
                                                       ------------   ------------   ------------   ------------
Net Loss............................................       (138,066)      (223,704)       (97,905)      (712,497)
                                                       ============   ============   ============   ============

Loss per share, basic and diluted...................   $      (0.01)  $      (0.02)  $      (0.01)  $      (0.06)

Weighted average shares outstanding, basic
  and diluted.......................................     11,440,060     11,440,060     11,440,060     11,440,060
                                                       ============   ============   ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Nine months ended
                                                       September 30,  September 30,
                                                           2002           2001
Cash flows from operating activities:                  ------------   ------------
     Net Loss.......................................   $    (97,905)  $   (712,497)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation.................................         15,516         16,942
       Amortization of deferred compensation........          1,350         95,459
       Provision for doubtful accounts..............          3,351         38,251
       Loss on investments, net.....................         176500        321,438
       Accounts receivable..........................         (5,972)       109,869
       Inventories..................................          1,576         (8,596)
       Prepaid expenses and other current assets....         (3,208)        61,171
       Accounts payable.............................        (53,142)        12,046
       Deferred revenue.............................            --         (76,613)
       Accrued liabilities..........................        (64,200)       (97,987)
                                                       ------------   ------------
         Net cash used in operating activities......        (26,134)      (240,517)
                                                       ------------   ------------

Cash flows from investing activities:
     Sale of investments............................            --         209,593
     Repayments on Notes Receivable, related party..         64,373            --
                                                       ------------   ------------
         Net cash provided by investing activities..         64,373        209,593
                                                       ------------   ------------

Cash flows from financing activities:
     Payment on long-term debt......................        (21,549)      (438,379)
     Restricted cash released.......................            --         500,000
         Net cash provided by (used in)
           financing activities.....................        (21,549)        61,621
                                                       ------------   ------------

Net increase in cash and cash equivalents...........         23,024         30,697
Cash and cash equivalents, beginning of period......            --          12,890
                                                       ------------   ------------
Cash and cash equivalents, end of period............   $     23,024   $     43,587
                                                       ------------   ------------

Supplemental disclosure of cash
  flow information:
     Cash paid during the period for:
              Interest..............................   $      4,401   $     22,199
                                                       ------------   ------------
              Income taxes..........................   $      7,057   $      2,168
                                                       ------------   ------------

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

     PRINCIPLES OF CONSOLIDATION. The 2002 consolidated financial statements of the Company include the financial statements of the Company's four wholly-owned subsidiaries; eSupport.com, Inc., TouchStone Investments, Inc., TSC Investments, LLC, Unicore Software, Inc, (Inactive). All inter-company transactions and balances have been eliminated.

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

The operating results for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $20,266,294 at September 30, 2002, and is largely dependent on its investment portfolio to fund future operating losses, and accordingly, is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to competition from other companies, obsolescence of its products and services and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short-term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at September 30, 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although operating results have begun to stabilize, Management continues to closely monitor operations. Management's ongoing reorganization plan provides for additional staff reductions as needed in non-core operating and support functions, limitations on corporate travel and a further realignment of senior management responsibilities as necessary; all aimed toward reducing operating costs to levels commensurate with current revenues. The Company has also renegotiated certain contracts and agreements in order to improve its short-term cash flow. In order to meet its cash requirements over the next twelve months, management expects to supplement cash flow benefits expected from these initiatives, by liquidating its marketable securities classified as available for sale, as necessary. Other additional sources of financing, including additional private debt or equity capital, are being explored, along with seeking merger candidates with whom the Company has substantial synergies.

CASH AND CASH EQUIVALENTS. The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

INVESTMENTS. The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. Under SFAS 115, marketable security investments classified as available for sale are carried at fair value, with unrealized holding gains and losses, reported as a separate component of shareholders' equity. The Company accounts for held to maturity and nonmarketable investments using the cost method. Realized gains and losses from the sale of investments are determined on a specific identification basis.

ACCOUNTS RECEIVABLE. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. At September 30, 2002 the allowance for doubtful accounts was $4,846.

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

RESEARCH AND DEVELOPMENT. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing are capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed" (SFAS 86), until the product is available for sale. During the third quarter of 2002, no software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $12,400 and $4,000 for the quarters ended September 30, 2002 and 2001, respectively.

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

COMPREHENSIVE INCOME. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES unrealized gains and losses on available-for-sale securities. For the three month period ended September 30, 2002 the total comprehensive loss was $(106,866) as compared to a loss of ($305,026) for the same period the prior year. For the nine month period ended September 30, 2002 the total comprehensive income was $60,695 as compared to a loss of ($714,173) for the same period last year. The difference between net income (loss) and comprehensive income (loss) is unrealized gains or (losses) on marketable securities.

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

2. EARNINGS (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("EPS") which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported EPS amounts have been restated based on the provisions of the new standard. Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is anti-dilutive. There was no difference between basic and diluted EPS for each period presented. At September 30, 2002, the number of outstanding stock options and warrants were 994,450. The number of shares used in computing EPS is as follows:
                                                           For the Three Months
                                                            Ended September 30,
                                                         -----------------------
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

     During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc. and Metro's commitment to accelerate repayment of the note as evidence by a payment of $20,000 which was received during October 2001, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. During the nine months ended September 30, 2002 aggregate payments of $70,706 including $6,334 of accrued interest have been made by Mr. Narath and Mr. Raza.

     To date advances under this agreement amounted to $350,000 plus total accrued interest of $41,489, of which $294,706 has been repaid through September 30, 2002.

4. IMPAIRMENT LOSS ON INVESTMENTS

     For marketable and non-marketable investments, the Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment value of each investment. At September 30, 2002, the Company has concluded that the decline in one of its investments is other than temporary. Accordingly, the Company has recorded a realized loss of $176,500 on its non-marketable investments for the period ended September 30, 2002.

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

Results of Operations

     The following is a preliminary discussion of the financial condition and results of operations of the Company as of September 30, 2002 and September 30, 2001 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                                Three      Three      Nine       Nine
                                               Months     Months     Months     Months
                                                ended      ended      ended      ended
                                               Sept 30,   Sept 30,   Sept 30,   Sept 30,
                                                 2002       2001       2002       2001
     Revenues:                                   ----       ----       ----       ----

         Product sales                            95%        94%        93%        91%
         Royalty income                            5          6          7          9
     Total revenues                              100        100        100        100
     Cost of revenues                             11         13         12         10
     Gross profit                                 89         87         88         90
     Operating expenses:
         Sales, marketing, general and
            Administrative                        53         87         57         90
         Research and development                 28         30         27         27
                 Total operating expenses         81        117         84        117
     Income (loss) from operations                 8        (30)         4        (27)
                                               ----------------------------------------
     Realized loss on sale of investments         --        (21)        --        (12)
     Impairment Loss                             (38)        --        (12)       (11)
     Other income (loss), net                     --         (5)         2         (1)
     Loss before provision for income taxes
                                                 (30)       (56)        (6)       (51)
     Provision for income taxes                   --         --          1         --
     Net loss                                    (30)%      (56)%       (7)%      (51)%
                                               ========================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

     COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES. The Company's revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a royalty report from the licensor. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed and are included in product revenue. Product revenues increased $67,413 for the three month period ended September 30, 2002 as compared to the same period a year ago. The increase in revenue is a result of management's continued focus on the BIOS upgrade business. It is also due to a more aggressive approach to marketing and selling our Diagnostic Card products line. Royalty revenue decreased by approximately $1,900 or 8% as compared to a year ago. This decrease is a result of a decrease in sales by the Company's customer who pay royalties for the use of our technology. For the quarter ended September 30, 2002 the Company experienced an overall increase in revenues of 16% as compared to the same period a year ago.

COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, and royalties paid to other software development companies. Cost of revenues as a percentage of revenue decreased to 11% for the three month period ended September 30, 2002, as compared to 13% of revenues for the same period of the prior year, in part from number of BIOS downloads being sold this year. The Company's ability to sell BIOS upgrades in a download version sent to the customer via email has resulted in lower per unit material cost. Another factor to the decrease in cost of revenues is a reduction in prices of the third party products the Company is selling on a test basis. Also contributing to the reduction in cost of revenues is a decrease in our per unit cost of shipping. Rates with our shipping carrier were renogiated and lower rates were put in effect August 2002.

SALES, MARKETING, GENERAL AND ADMINISTRATIVE. Sales, marketing, general and administrative expenses consist primarily of sales salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by approximately $102,700, or 29%, for the three month period ended September 30, 2002, from the same period of the prior year due primarily from a reduction in administrative and executive staff and salaries, a reduction in travel related costs, along with various cost cutting measures related to professional fees and outside services such as co-location services for the Company's data servers.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses increased by approximately $10,800 or 9%, for the three month period ended September 30, 2002 from the same period of the prior year primarily due to the addition of an engineer who had previously been working on a consulting basis as needed. This engineer is dedicated to web development for the Company on a permanent basis.

IMPAIRMENT LOSS ON INVESTMENTS. The Company has concluded that the decline in fair value of one of its investments, Fatpipe, is other than temporary. Accordingly, the Company has recorded a realized loss of $176,500 on this investment.

OTHER INCOME,(EXPENSE), NET. Other income, (expense) net consists of interest income associated with the related party note and interest expense associated with the settlement note.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine month period ended September 30, 2002, the Company used cash resources of $26,134 for operating activities as compared to $241,000 in the same period one year ago.

The Company's cash balance at September 30, 2002 was $23,000 as compared to $44,000 a year ago. Investments in short-term marketable securities totaled $348,400 at September 30, 2002, as compared to $104,000 a year ago. This increase is due to a $0.94 per share increase in the fair-market value of the 260,000 share held in PartsBase Inc.

Working capital increased from a $214,000 deficit at September 30, 2001 to working capital of approximately $39,500 at September 30, 2002. During the quarter ended September 30, 2002 three payments were made on the debt related to the settlement agreement with a former CEO, in the amount of $7,290. The remaining outstanding balance as of September 30, 2002 was $48,793 and is scheduled to be repaid through April 2004.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

     Management's ongoing reorganization plan provided for additional staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities, as necessary during Q2 of 2002, all aimed toward reducing operating costs to levels commensurate with current revenues.

     The Company continued cost reduction measures during Q3. Positions in the fianncial department have been replaced to bring salaries in line with the Company's operating activity. The Company has also reduced its sales force from seven to six. These changes are expected to result in a cost savings of approximately $75,000 per year.

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

     The Company continues to operate with no material commitments for capital expenditures. Costs have been reduced to a level which is in line with our current revenue levels. The Company will continue to monitor expenses to stay at this level, making changes as determined necessary.

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


        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     Until this year the Company had suffered recurring operating losses, has an accumulated deficit of $20,266,294, at September 30, 2002, and is largely dependent on its investment portfolio to fund any future operating losses. If our revenue grows more slowly than we currently anticipate or if our operating expenses increase, our business, results of operations and financial condition will be materially and adversely affected. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at September 30, 2002.

     Our quarterly operating results are subject to significant fluctuations, and you should not rely on them as and indication of our future results.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

     The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, many of which are beyond our control, including:

     o    actual or anticipated fluctuations in our results of operations
     o    our ability to raise additional capital if needed
     o    technological innovations by us or our competitors
     o    increased competition
     o    additions or departures of key personnel
     o    conditions and trends in our industry
     o    general market condition

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Office and the Accounting Manager, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2002. There have been so significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K

     On August 14, 2002, the Company filed a current report on Form 8-K to report the resignation of the Company's Controller, Principal Accounting Officer and Corporate Secretary, Christopher J. Gaudette.

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


                                                 TouchStone Software Corporation
                                                           (Registrant)

            Name                        Title                        Date

     /s/ Jason K. Raza          Chief Executive Officer        November 14, 2002
     ---------------------      and President
     Jason K. Raza


     /s/ Michelle L. Hirsh       Accounting Manager            November 14, 2002
     ---------------------
     Michelle L. Hirsh

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Jason K. Raza, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Touchstone Software Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  /S/ Jason K. Raza
                                         ------------------------------
                                         Jason K. Raza
                                         Chief Executive Officer and President

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Michelle L. Hirsh, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Touchstone Software Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                  /S/ Michelle L. Hirsh
                                         -----------------------------
                                         Michelle L. Hirsh
                                         Accounting Manager