Form 10KSB
period 2002-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2003-03-31
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from                  to
                                       --------------     --------------

                         Commission File Number 0-12969


                         TOUCHSTONE SOFTWARE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


          Delaware                                                95-3778226
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)

1538 Turnpike Street, North Andover, Massachusetts                   01845
--------------------------------------------------           -------------------
   (Address of Principal Executive Offices)                        (Zip Code)

(Registrant's Telephone Number including Area Code):  (978) 686-6468
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the year ended December 31, 2002 were $1,907,019.

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $276,610 as of March 28, 2003.

On March 28, 2003, the Registrant had outstanding 11,440,060 shares of voting Common Stock, $.001 par value.


DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (Check One): Yes [_]   No [X]
================================================================================

                         TOUCHSTONE SOFTWARE CORPORATION
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS





                                     PART I.

Item 1.    Description of Business .......................................   3-7
Item 2.    Description of Properties......................................     7
Item 3.    Legal Proceedings..............................................     7
Item 4.    Submission of Matters to a Vote of Security Holders............     7




                                    PART II.

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters..........................................     8
Item 6.    Management's Discussion and Analysis or Plan of Operation......  9-15
Item 7.    Financial Statements........................................... 16-32
Item 8.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures......................................    33




                                    PART III.

Item 9.    Directors, Executive Officers and Control Persons..............    34
Item 10.   Executive Compensation......................................... 35-36
Item 11.   Security Ownership of Certain Beneficial Owners and Management.    37
Item 12.   Certain Relationships and Related Transactions................. 37-38
Item 13.   Exhibits and Reports on Form 8-K............................... 38-40
Item 14.   Controls and Procedures .......................................    40
           Signatures ....................................................    41
           Certifications ................................................ 41-44

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

         We are the world's oldest and largest provider of BIOS Upgrades with over 13 years of unparalleled excellence in the industry. Not only are we the oldest and largest BIOS Upgrade Company, but we are also the exclusive authorized BIOS upgrade company and support center for Phoenix Technologies, Inc. (NASDAQ PTEC) AwardBIOS. For many years, we have enjoyed our relationships with the world's leading Motherboard Manufacturers and our engineering team works closely with all of these companies to ensure that we have the absolute latest code to include with our BIOS Upgrades. It is because of our experience, knowledge and expertise that we are confident that we can upgrade the BIOS on any PC and have long enjoyed the reputation of being the source for BIOS Upgrades.

         In January 2000, the Company formed eSupport.com, Inc. (a New Hampshire Corporation), a wholly-owned subsidiary, which currently conducts the day to day operations of the Company. During the past several years, eSupport has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software and NRE (non-recurring engineering) services to both end-users and OEM customers. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. eSupport believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available.

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

eSupport.com currently offers the following major products:

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


ISA/PCI POSTCARD      The ISA and PCI Postcard is a plug-in diagnostic card to
                      aid IT professionals and PC end-users alike to determine the causes of their system failures. It requires no operating system to run and works on any PC or compatible.
                      The ISA POSTcard can be plugged into any XT, AT, ISA or EISA compatible expansion slot and the PCI POSTcard can be plugged into and PCI expansion slot and in seconds
                      POSTcard is displaying test results, often pinpointing the exact bad component. The POSTcard user's manual lists the BIOS POST codes of all major BIOS vendors.

eSupport.com currently offers the following services:


================================================================================
SERVICE               DESCRIPTION
================================================================================

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

         The BIOS Upgrade business is part of a fast changing industry. The ability of the Company to grow or to achieve reliable sources of cash flow is dependent to a large extent on the ability of the Company to develop new products and new versions of existing products. Given the results of the last four years, and the competitive factors affecting the software industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing and developing products that can compete profitably in this industry. Furthermore, the Company has encountered new proprietary technologies being used by motherboard manufacturers, which are significantly more complex than those previously encountered in the development of the Company's products. This may result in significant delays and greater expense than normally encountered by the Company in the development of its products.

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

DISTRIBUTION, SALES, AND MARKETING

         The Company currently markets its products via a direct inbound and outbound sales force and the Internet. The Company's sales force as of March 31, 2003 consisted of a direct sales team of 5 individuals who receive salary plus commissions. The Company also utilizes outside consultants in its marketing efforts, including design and development of product packaging, advertisements, and promotional items.

COMPETITION

         The market for BIOS Upgrade products is intensely competitive and constantly changing. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company's products. Many of these firms have substantially greater financial resources, technical personnel and marketing resources than the Company. Moreover, there are no proprietary barriers to entry into the BIOS Upgrade market that could keep competitors from developing and selling and or giving away products, which compete with those marketed by the Company. Increased competition may result in reduction in consumer demand of the Company's products; and any of these events, which could have a material adverse effect on the Company's operating results.

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

EMPLOYEES

         As of March 28, 2003, we had 15 full-time employees and 2 part-time employees. We believe that our future success is dependent on attracting and retaining highly skilled engineering, sales, and marketing personnel. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.


ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

         The Company maintains its offices and research and development function in a facility containing approximately 3,800 square feet in North Andover, Massachusetts. The Company was renting the office from a related party real estate trust, owned 100% by Pierre Narath, TouchStone's Chairman of the Board, until February of 2003. Rental payments to the related real estate trust in 2002 and 2001 were $73,000 and $104,000, respectively. The Company has since signed a one year lease starting March 1, 2003 at a monthly rent of $4,100 with an unrelated real estate trust. Its data server is located in Andover, Massachusetts, in a facility operated and maintained by Navisite Inc.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

         During 2002, former legal counsel for the Company initiated a lawsuit against the company in federal district court in California seeking fees for legal services that were rendered to the Company in conjunction with the settlement agreement in the lawsuit discussed above. The Company has filed a counterclaim to this lawsuit claiming conflict of interest on the side of former legal counsel. This suit is set for court ordered arbitration in April 2003.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of our security holders during the quarter ended December 31, 2002.

                                     PART II
                                     -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         The Company's Common Stock was traded on The NASDAQ National Market from May 19, 1995, until July 9, 1999 under the symbol "TSSW." On July 9, 1999, the NASDAQ Listing Qualification Panel (the "Panel") delisted the Company's shares from the NASDAQ National Market and noted the Company did not comply with the requirements for continued listing on the NASDAQ Small Cap Market. The Panel based its decision primarily on its lack of confidence in the Company's ability to achieve and maintain compliance with the minimum bid price requirement of Rule 4450(a) (5). The Panel also cited its concern that the Company would not maintain the level of net tangible assets required by Marketplace Rule 4450(a)
(3). The Company's shares now trade on the OTC Bulletin Board. The high and low closing sale prices for a share of the Company's Common Stock set forth below for the periods indicated are as reported on the OTC Bulletin Board:


2002 - Quarter ended
--------------------
December 31, 2002              0.04           0.05
September 30, 2002             0.04           0.06
June 30, 2002                  0.04           0.07
March 31, 2002                 0.03           0.05

2001 - Quarter ended
--------------------
December 31, 2001              0.03           0.09
September 30, 2001             0.07           0.10
June 30, 2001                  0.07           0.17
March 31, 2001                 0.16           0.27

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

         As of December 31, 2002, there were approximately 2,939 holders of record of TouchStone's common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

         The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, to support its current operations and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

GENERAL
         During 2002, the Company experienced an increase in revenues and operating income as compared to an operating loss in 2001. The increase in revenues was due in part from an increase of Bios code and third party sales. The improved results are attributed to management's continued cost cutting efforts and an attempt at brining current-operating expenditures inline with revenues.

         During the past several years, the Company has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software, PC Card software and NRE (non-recurring engineering) services to both end-users and OEM customers. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. The Company, through its wholly owned subsidiary, eSupport.com,Inc., believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available.

         The Company's customers include primarily end-users, enterprises such as a majority of Fortune 500 corporations, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. eSupport markets and licenses its products and services worldwide.

         The Company's revenues consist of product sales and royalty income. Royalty income is derived from sales of the Company's products under agreements with co-publishers, and OEM customers in the United States. Product revenues are recorded at the time products are shipped. Although the Company attempts to monitor and manage the volume of its sales returns due to the nature of its direct sales business, the Company's operations are subject to substantial and unpredictable risk of product returns. The Company has and expects to continue to experience approximately a 10% return rate.

         Cost of sales includes the cost of semiconductor memory chips, blank diskettes, compact disks, software duplication, packaging materials and user manuals, in addition to royalties paid to other software development companies under various agreements, and inventory obsolescence reserves as necessary. Sales and marketing expense consists primarily of salaries, commissions and benefits paid to the Company's sales personnel.

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

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

                                                     2002           2001
                                                   --------       --------
Revenues:
         Product sales                                 92.7%          92.4%
         Royalty income                                 7.3            7.6
                                                   --------       --------
         Total revenues                               100.0          100.0

Cost of revenue                                        12.4           10.4
                                                   --------       --------
         Gross profit                                  87.6           89.6

Sales, marketing, general and administrative           57.1           84.1
Research and development                               28.8           27.3
                                                   --------       --------
Total operating expenses                               85.9          111.4
                                                   --------       --------
Income (loss) from operations                           1.7          (21.8)

Realized loss on sale of investments                   --             (9.0)
Impairment loss on investments                        (23.5)         (41.8)
Settlement costs                                       (0.1)          (8.2)
Other income, net                                       1.5            0.7
                                                   --------       --------
Loss before taxes                                     (20.4)         (80.1)
Provision for income taxes                             --             --
                                                   --------       --------
Net loss                                              (20.4)%        (80.1)%
                                                   ========       ========

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

         REVENUES. Total product sales increased 4% to $1,767,000 in 2002 from $1,697,000 in 2001 due primarily to the increase in Bios Code Revenue and Third Party Sales. The Cardware product sales declined nearly 50% as compared to 2001 but Diagnostic Card sales grew nearly 88% from 2001. Management's ongoing reorganization plan provides for significant emphasis to be placed on the BIOS products which represented 61% of Revenues for the year ended December 31, 2002.

         Product information is presented in categories in the table below. The Company's core product is the BIOS upgrades. The BIOS engineering services along with any other diagnostic services performed by the Company are grouped and presented as a group. The Company also receives royalties from customers who have purchased unlimited site licenses related to its BIOS products. CheckIT PE and Cardware are the two products the Company is licensed to resell on behalf of Smith Micro Software and ApSoft, respectively.

         -----------------------------------------------------------------------
         Product Information             2002         %         2001         %
         -------------------------    ----------    -----    ----------    -----
             Bios Upgrades            $1,165,676      61%    $1,028,604      56%
         -------------------------    ----------    -----    ----------    -----
             CheckIt PE                  212,531      11%       409,148      22%
         -------------------------    ----------    -----    ----------    -----
             Engineering Services         94,321       5%        91,420       5%
         -------------------------    ----------    -----    ----------    -----
             Royalties                   140,117       7%       139,749       8%
         -------------------------    ----------    -----    ----------    -----
             CardWare                     27,965       2%        52,697       3%
         -------------------------    ----------    -----    ----------    -----
             Third Party Products         49,353       3%            --       0%
         -------------------------    ----------    -----    ----------    -----
             Diagnostic Cards           217,056       11%       115,197       6%
         -------------------------    ----------    -----    ----------    -----
                 Total Revenues       $1,907,019     100%    $1,836,815     100%
         -----------------------------------------------------------------------


         GROSS PROFIT. Gross profit as a percentage of total revenues decreased from 90% in 2001 to 88% in 2002 because of the introduction third party product sales, which have a lower-gross margin.

         SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, marketing, general and administrative expenses decreased approximately 30% from $1,545,000 in 2001 to $1,089,000 in 2002, primarily as a result of the overall reduction of staff as part of the Company's continued efforts at bringing the number of employees in line with current revenues. With the increase in sales, came a decrease in sales marketing, general and administrative expenses as a percentage of total revenues from 84% in 2001 to 57% in 2002. These decreases were mainly related to a decrease in employee count, legal fees, travel costs and outside services the company employed in the course of business in 2002.

         RESEARCH AND DEVELOPMENT EXPENSES. The increase in research and development expense from $501,000 in 2001 to $549,000 in 2002 is attributable to an increased head count in this department and outside consultant cost. Research and development expense increased as a percentage of total revenues from 27.3% in 2001 to 28.8% in 2002.

         LOSS ON SALE OF INVESTMENTS. During 2002 the Company did not sell any investments.

         IMPAIRMENT LOSS ON INVESTMENTS. THE Company has concluded that the decline in fair value of two of its investments is other than temporary. Accordingly, the Company has recorded a realized loss of $450,000 on its marketable and non-marketable investments, for the year ended December 31, 2002.

         Settlement Costs. The company recorded a one time charge of $2,000 to terminate an advertising contract.

         OTHER INCOME. Other income increased from approximately $12,500 in 2001 to approximately $28,000 in 2002. This increase is mainly attributable to the Company receiving a foreign tax refund of approximately $25,000 related to operations of the Company's former subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from a deficit of approximately $256,000 at December 31, 2001 to approximately $59,000 at December 31, 2002. The increase is primarily a result of the cash provided by operations in 2002, and increase in the value of the Company's investment in marketable securities, and expected repayments of notes receivable from related parties.

         The Company's cash balance at December 31, 2002 was approximately $72,400, as compared to $- a year ago. During the year ended December 31, 2002, the Company had a positive cash flow of $37,000 from operating activities as compared to $296,000 used for operating activities during the year ended December 31, 2001. The Investment in marketable securities totaled $390,000 at December 31, 2002, as compared to $189,800 a year ago. This security, PartsBase, Inc., closed a merger transaction on February 21, 2003 where each share of PartsBase, Inc. common stock was converted into the right to receive $1.50 in cash. The Company holds 260,000 shares of Partsbase, Inc. and expects to receive $390,000 in cash in the second quarter of 2003.

         At December 31, 2002, the Company has long-term debt of approximately $41,000 related to the settlement agreement with a former CEO. As part of the settlement agreement the Company paid $50,000 upon execution of the settlement, along with an additional $25,000 to be paid within sixty days of the effective date of the action. The Company issued a note for the remaining $75,000, which will be paid over 30 months, accruing interest at a rate of 6% per annum and is scheduled to be repaid through April 2004.

         Management's reorganization plan provided for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities in 2002. As part of the Company's continued reorganization plan, effective April 1, 2002, and concurrent with the expiration of his employment agreement, Pierre Narath resigned his positions of President and Chief Executive Officer and now serves as Chairman of the Board of Directors of the Company. Jason Raza assumed the duties of President and Chief Executive Officer at that time. Commencing April 1, 2002, Mr. Raza and Mr. Narath have agreed to annual base salaries of approximately $150,000 and $70,000 per year, respectively. Mr. Raza has signed an employment contract dated March 1, 2003 which was renewed at $150,000 for two years. The reduction in annual executive compensation based on this realignment has benefited the Company's ongoing cash flows.

         Management expects that the cash balance, the proceeds from the marketable security transaction and the benefits from the reduction in overall compensation to be sufficient to meet its cash requirements. Other additional sources of financing, including additional private debt or equity capital are being explored, along with seeking merger candidates with whom the Company has substantial synergies. The Company continues to operate with no material commitments for capital expenditures.

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

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

         WE HAVE INCURRED SUBSTANTIAL LOSSES THROUGH 12/31/02 AND CAN NOT ASSURE FUTURE OPERATING INCOME.

         The Company has suffered recurring operating losses, has an accumulated deficit of $20,558,335 at December 31, 2002, and is dependent on its investment portfolio to fund projected future operating losses however this portfolio has deteriorated in the last two years. If our revenue grows more slowly than we currently anticipate or if our operating expenses increase, our business, results of operations and financial condition will be materially and adversely affected. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2002.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------






INDEPENDENT AUDITOR'S REPORT




To the Board of Directors of
TouchStone Software Corporation:


We have audited the accompanying consolidated balance sheets of TouchStone Software Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $20,558,335 at December 31, 2002, and is largely dependent on its investment portfolio to fund future operating losses, which raises substantial doubt about its ability to continue as a going concern at December 31, 2002. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Vitale, Caturano & Company, P.C.

March 14, 2003
Boston, Massachusetts

                         TouchStone Software Corporation
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001



                                                              2002              2001
                                                          ------------      ------------
ASSETS
------
Current assets:
   Cash and cash equivalents                              $     72,426      $         --
   Investments, marketable securities                          390,000           189,800
   Accounts receivable, net                                     10,294            15,446
   Inventory                                                    26,188            32,702
   Deferred tax asset                                           12,000                --
   Prepaid expenses and other current assets                     6,060             9,787
                                                          ------------      ------------
          Total current assets                                 516,968           247,735

Note receivable, related party                                  96,769           161,155
Investments, other                                             220,500           397,000
Property and equipment, net                                     23,464            43,208
                                                          ------------      ------------
                                                          $    857,701      $    849,098
                                                          ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current maturities of long-term debt                   $     30,581      $     28,948
   Accounts payable                                            279,963           306,828
   Accrued payroll and related expenses                         64,297            81,097
   Accrued income taxes                                         12,000                --
   Other accrued liabilities                                    71,242            87,081
                                                          ------------      ------------
          Total current liabilities                            458,083           503,954

Long-term debt, net of current maturities                       10,813            41,394
                                                          ------------      ------------
          Total liabilities                                    468,896           545,348
                                                          ------------      ------------

   Commitment and Contingencies

Shareholders' equity:
   Preferred stock, $.001 par value, 3,000,000 shares
      authorized, none issued or outstanding                        --                --
   Common stock, $.001 par value, 20,000,000 shares
      authorized; 11,440,060 issued and, Outstanding            11,440            11,440
   Additional paid-in capital                               20,979,684        20,979,684
   Deferred compensation                                       (43,984)          (45,784)
   Accumulated other comprehensive loss                             --          (473,200)
   Accumulated deficit                                     (20,558,335)      (20,168,390)
                                                          ------------      ------------
          Total shareholders' equity                           388,805           303,750
                                                          ------------      ------------
                                                          $    857,701      $    849,098
                                                          ============      ============


          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statements of Operations
                     Years Ended December 31, 2002 and 2001




                                                               2002              2001
                                                           ------------      ------------
Revenues:
   Product sales                                           $  1,766,902      $  1,697,066
   Royalty income                                               140,117           139,749
                                                           ------------      ------------
       Total revenues                                         1,907,019         1,836,815
Cost of revenues                                                235,588           190,156
                                                           ------------      ------------
       Gross profit                                           1,671,431         1,646,659
                                                           ------------      ------------

Operating expenses:
   Sales, marketing, general
   and administrative                                         1,089,016         1,544,686
   Research and development                                     548,870           500,623
                                                           ------------      ------------
       Total operating expenses                               1,637,886         2,045,309
                                                           ------------      ------------
Income (loss) from operations                                    33,545          (398,650)

Realized loss on sale of investments                                 --          (165,571)
Impairment loss on investments                                 (449,500)         (768,570)
Settlement costs                                                 (2,000)         (150,000)
Other income, net                                                28,010            12,490
                                                           ------------      ------------
Loss before provision for income taxes                         (389,945)       (1,470,301)
Provision for income taxes                                           --                --
                                                           ------------      ------------
Net loss                                                   $   (389,945)     $ (1,470,301)
                                                           ============      ============

Loss per share, basic and diluted                          $      (0.03)     $      (0.13)
                                                           ============      ============

Weighted average shares outstanding, basic and diluted       11,440,060        11,440,060
                                                           ============      ============






          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2002 and 2001



                                                                                         Accumulated
                                    Common Stock            Additional                      Other                         Total
                             ---------------------------      Paid-in       Deferred    Comprehensive   Accumulated    Shareholders'
                                Shares         Amount         Capital     Compensation       Loss         Deficit         Equity
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balances at
  December 31, 2000            11,440,060   $     11,440   $ 20,979,684   $   (141,693)  $   (557,325)  $(18,698,089)  $  1,594,017

Net loss                               --             --             --             --             --     (1,470,301)    (1,470,301)
Other comprehensive loss
  Unrealized loss on
  marketable securities                --             --             --             --       (237,313)            --       (237,313)

  Reclassification
  adjustment for loss
  included in net loss                 --             --             --             --        321,438             --        321,438
                                                                                                                       ------------

Total comprehensive loss                                                                                                 (1,386,176)
                                                                                                                       ------------
Amortization of deferred
  compensation                         --             --             --         95,909             --             --         95,909
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balances at
  December 31, 2001            11,440,060         11,440     20,979,684        (45,784)      (473,200)   (20,168,390)       303,750

Net Loss                               --             --             --             --             --       (389,945)      (389,945)

Other comprehensive loss
  Reclassification
  adjustment for loss
  included in net loss                 --             --             --             --        473,200             --        473,200
                                                                                                                       ------------

Total comprehensive income                                                                                                   83,255
                                                                                                                       ------------
Amortization of deffered
  compensation                         --             --             --          1,800             --             --          1,800
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balances at
  December 31, 2002            11,440,060   $     11,440   $ 20,979,684   $    (43,984)  $         --   $(20,558,335)  $    388,805
                             ============   ============   ============   ============   ============   ============   ============



          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001


                                                                      2002              2001
                                                                  ------------      ------------
Cash flows from operating activities:
   Net loss                                                       $   (389,945)     $ (1,470,301)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
       Depreciation                                                     19,744            28,345
       Note issued in settlement                                            --            75,000
       Amortization of deferred compensation                             1,800            95,909
       Benefit from doubtful accounts                                   (4,000)          (10,132)
       Impairment loss on investments                                  449,500           934,141
       Deferred taxes                                                  (12,000)               --
   Changes in assets and liabilities:
       Accounts receivable                                               9,152           139,180
       Inventory                                                         6,514           (25,701)
       Prepaid expenses and other current assets                         3,727            62,120
       Accounts payable                                                (26,865)            5,272
       Deferred revenue                                                     --           (76,613)
       Accrued liabilities                                             (20,639)          (53,429)
                                                                  ------------      ------------
          Net cash provided by (used in) operating activities           36,988          (296,209)
                                                                  ------------      ------------

Cash flows from investing activities:
   Proceeds from sales of available for sale securities                     --           206,356
   Principal payments on notes receivable - related party               64,386            20,000
                                                                  ------------      ------------
          Net cash provided by investing activities                     64,386           226,356
                                                                  ------------      ------------

Cash flows from financing activities:
   Payments on long-term debt                                          (28,948)         (443,037)
   Restricted cash released                                                 --           500,000
                                                                  ------------      ------------
          Net cash provided by (used in) financing activities          (28,948)           56,963
                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents                    72,426           (12,890)
Cash and cash equivalents, beginning of year                                --            12,890
Cash and cash equivalents, end of year                            $     72,426      $         --
                                                                  ============      ============
Supplemental cash flow information:
Interest paid                                                     $      5,535      $     22,937
                                                                  ============      ============

Income taxes paid                                                 $         --      $         --
                                                                  ============      ============




          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001

1.       NATURE OF OPERATIONS

         TouchStone Software Corporation and subsidiaries, eSupport.com,Inc., TouchStone Investments, Inc., TouchStone Investments, LLC, and Unicore Software, Inc. ("TouchStone" or the "Company") markets, and supports a line of computer problem-solving utility software and supporting products and engineering services which simplify personal computer installation, support, and maintenance. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users.

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

         eSupport.com and TouchStone Investments, Inc. are wholly owned subsidiaries. Prior to 2001, the Company, through TouchStone Investments, Inc., owned an 80% interest in TSC Investments, LLC, the remainder of which was owned jointly by the Company's Chairman of the Board, Pierre Narath and President and Chief Executive Officer, Jason Raza.

         TSC Investments, LLC was capitalized with a 5 year promissory note from the Company in which the Company agreed to loan TSC Investments, LLC up to $4,000,000 to be used to make strategic investments in internet-based companies. Terms of the loan called for interest to accrue at the rate of 12% per annum, with scheduled interest repayments set to begin in January 2002. During 2001, the Company continued to refine its reorganization plan, placing a greater emphasis on its core products and services. As part of the plan, Mr. Narath and Mr. Raza agreed to contribute their 20% interest in TSC Investments, LLC to Touchstone Investments, Inc. (See Notes 5 and 13) and the promissory note between the two entities was subsequently cancelled.

         TSC Investments, LLC, TouchStone Investments, Inc. and Unicore Software are expected to be dissolved during 2003. This will leave TouchStone Software Corp., the parent company and the wholly owned subsidiary, eSupport.com, Inc.

         BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $20,558,335 at December 31, 2002, and is dependent on its investment portfolio which has significantly deteriorated over the last two years to fund future operating losses. As a result of these conditions, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to competition from other companies, obsolescence of its products and services and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short-term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management's ongoing reorganization plan of providing for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities have been fully executed. The Company has also renegotiated certain contracts and agreements in order to improve its short-term cash flow. In order to meet its cash requirements over the next twelve months, management expects to supplement cash flow benefits expected from these initiatives, by liquidating its marketable securities classified as available for sale, as necessary. Other

                         TouchStone Software Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001

additional sources of financing, including additional private debt or equity capital, are being explored, along with seeking merger candidates with whom the Company has synergies.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION, The 2002 and 2001 consolidated financial statements of the Company include the financial statements of the Company's four wholly owned subsidiaries; eSupport.com, Inc., TouchStone Investments, Inc. Unicore Software, Inc., and TSC Investments, LLC. All inter-company transactions and balances have been eliminated.

         CASH AND CASH EQUIVALENTS. The Company considers temporary liquid investments with an original maturity of three months or less to be cash equivalents.

         INVESTMENTS. The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. Under SFAS 115, marketable security investments classified as available for sale are carried at fair value, with unrealized holding gains and losses, reported as a separate component of shareholders' equity. The Company accounts for held to maturity and non-marketable investments using the cost method. Realized gains and losses from the sale of investments are determined on a specific identification basis.

         ACCOUNTS RECEIVABLE. Accounts Receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2002 and 2001, the allowance for doubtful accounts was $1,000 and $5,000 respectively.

         INVENTORY. Inventory is valued at the lower of cost or market with cost determined by the first-in, first-out method. Inventory consists mainly of finished goods, media, and packaging supplies.

         PROPERTY AND EQUIPMENT. Property and equipment is stated at cost and depreciated using the straight-line method based on the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized over the shorter of the useful life or the life of the related lease.

         LONG-LIVED ASSETS. The Company evaluates long-lived assets under Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS 121). This statement requires that long-lived asset and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" (SFAS 144). This statement supersedes SFAS 121. However, it retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The adoption of SFAS 144 did not have a material impact on the financial position or operating results of the Company.

                         TouchStone Software Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001

         REVENUE RECOGNITION. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenues are composed of sales of the Company's products and royalties. The Company records a reserve for sales returns at the time of shipment, based on estimated return rates. The Company incurs shipping, packaging and handling costs which are recorded in cost of revenues.

         RESEARCH AND DEVELOPMENT. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED" (SFAS
86), until the product is available for sale. During 2002 and 2001, no software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

         ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $28,200 and $1,300 for the years ended December 31, 2002 and 2001, respectively.

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

         STOCK-BASED COMPENSATION. The Company accounts for stock-based employee compensation arrangements using the intrinsic value method of accounting prescribed in accordance with Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". The Company provides proforma disclosures of net income (loss) and income (loss) per share as required under Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS 123). SFAS 123 encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on the fair value method of accounting. The Company accounts for stock options granted to consultants, independent representatives and other non-employees in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to certain transactions dating back to December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operation.

         EARNINGS PER SHARE. Pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS).. Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the years ended December 31, 2002 and 2001, but have not been included in the calculation of diluted EPS as their effect would have been antidilutive in both periods. At December 31, 2002 and 2001, the number of outstanding stock options and warrants were 854,450 and 994,450 respectively.

                         TouchStone Software Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001


         FAIR VALUE OF FINANCIAL INSTRUMENTS. The recorded amounts of financial instruments, including cash equivalents, investments, accounts and notes receivable, accounts payable, and accrued liabilities, approximate their fair value because of the short maturity of these instruments. The fair value of the Company's long-term debt approximates its carrying value.

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

         COMPREHENSIVE INCOME. Statement of Financial Accounting Standards No. 130, "REPORTING COMPREHENSIVE INCOME" (SFAS 130) establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include unrealized gains and losses on available-for-sale securities.

         RECENTLY ISSUED ACCOUNTING STANDARDS. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS" (SFAS 141). SFAS 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interest method. The adoption of SFAS 141 did not have any effect on the financial position or results of operations of the Company.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS 142), which supercedes Accounting Principles Board Opinion No. 17, INTANGIBLE ASSETS. SFAS No. 142 eliminates the current requirement to amortize goodwill for indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS 142 is effective for fiscal year 2002. The adoption of SFAS 142 did not have any effect on the financial position or results of operations of the Company.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSET." (SFAS 144). Among other provisions, SFAS 144 sets forth the six criteria, all of which must be met, before a long-lived asset to be sold shall be classified as held for sale. SFAS 144 is effective for fiscal year 2002. The adoption of SFAS 144 did not have a material effect on the financial position or results of operations of the Company.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" (SFAS 146). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2002 and 2001

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION -TRANSITION AND DISCLOSURE" (SFAS 148). This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for years beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 to have a material impact on its operating results or financial position.

RECLASSIFICATIONS. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3.       INVESTMENTS

         INVESTMENTS, MARKETABLE SECURITIES. Current investments consist of the following marketable securities, which are classified as available-for-sale at December 31, 2002 and 2001:

                                                   2002           2001
                                                ----------     ----------
         Cost of Investments:
            Common stock and warrants           $  663,000     $  663,000
                                                ----------     ----------
                                                $  663,000     $  663,000
                                                ==========     ==========
         Fair Market Value of Investments:
            Common stock and warrants           $  390,000     $  189,800
                                                ----------     ----------
                                                $  390,000     $  189,800
                                                ==========     ==========

         The security which accounts for the Company's Investments, Marketable Securities closed a merger transaction subsequent to year-end for which the Company will receive $390,000 in cash during 2003. The Company recorded a realized loss of $273,000 at December 31, 2002 to permanently write down the value of the investment to the expected proceeds from the transaction. (See note
14).

         At December 31, 2002, the cost of the current investments classified as available for sale was significantly below fair market value. Accordingly, an unrealized loss of $473,200 is presented as a separate component of shareholders' equity, net of any related tax effect for the year ended December 31, 2002.

         INVESTMENTS, OTHER. Investments, other at December 31, 2002, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each invested. The Company's carrying value of these investments approximates fair value at December 31, 2002.

         The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of these investments. At December 31, 2002, the Company has concluded that the decline in fair value of one of its investments is other than temporary. Accordingly, the Company has recorded a realized loss of $176,500 on its non-marketable investments at December 31, 2002.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2002 and 2001



4.       NOTE RECEIVABLE, NET

         During 2000, TSC, Investments, LLC advanced $150,000 in bridge financing to a publicly traded internet company. The advance was supported by a promissory note, bearing interest at a rate of 12% and convertible into common stock. The note had a scheduled maturity date of July 6, 2000, and could be extended to November 3, 2000, subject to certain fees and conditions. In further consideration of the advance the Company received 41,584 shares of the borrower's common stock, with a market value of approximately $150,000.

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

         In May 2001, the borrower filed a voluntary petition under Chapter 11 of the Bankruptcy code. As a result of the Chapter 11 filing, the remaining $50,000 of the original note was expensed and the entire balance of $150,000 and 41,584 shares were written-off.


5.       NOTE RECEIVABLE - RELATED PARTY

         During 2000, TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's Chairman of the Board and Jason Raza, the Company's President and Chief Executive Officer. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc. (See Note 1 and 13), and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. The note is secured by investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest prior to any distribution of income or assets to the members of Metro. All outstanding principal and interest is due December 31, 2004. Mr. Narath and Mr. Raza made principal and interest payments of approximately $73,000 and $20,000 during 2002 and 2001, respectively.

         Total advances under this agreement amounted to $350,000 plus accrued interest of $43,425, of which $296,656 has been repaid through December 31, 2002. (see Note 13). At December 31, 2002 and 2001 the amount outstanding was 96,769 and 161,155, respectively.


6.       ADVANCE TO OFFICER AND DEFERRED COMPENSATION

In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's Chairman of the Board. The note bears interest at the prime rate adjusted annually at the note's anniversary date and matures February 2005. Mr. Narath has forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. No compensation was applied against the balance during 2002. At December 31, 2002 and 2001, approximately $42,000 remains outstanding. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2002 and 2001


         Also included in deferred compensation is $1,800 related to non-qualified stock options issued to non-employees in exchange for services.


7.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                   2002               2001
                                                ----------         ----------
         Office equipment and furniture         $   74,151         $   74,151
         Leasehold improvements                     21,704             21,704
                                                ----------         ----------
                                                    95,855             95,855
         Less - accumulated depreciation           (72,391)           (52,647)
                                                ----------         ----------
                                                $   23,464         $   43,208
                                                ==========         ==========

         Depreciation expense for the years ended December 31, 2002 and 2001 was $19,744 and $28,345 respectively.


8.       LONG-TERM DEBT

         Long-term debt consists of the following at December 31:

                                                   2002               2001
                                                ----------         ----------
         $75,000 Settlement agreement dated
         November 20, 2001, 6.0% interest per
         annum, 30 Monthly principal and
         interest payments of $2,698, maturing
         April 2004.  (See Note 12).            $   41,394         $   70,342


         Less - current maturities                  30,581             28,948
                                                ----------         ----------
         Long-term debt, net of current
         maturities                             $   10,813         $   41,394
                                                ==========         ==========

         Principal maturities of long-term debt as of December 31, 2002, are as follows:
               Years Ending
               ------------
                  2003                          $   30,581
                  2004                              10,813
                                                ----------
                                                $   41,394
                                                ==========

Interest expense incurred in 2002 and 2001 was approximately $5,500 and $23,000 respectively.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2002 and 2001


9.       SHAREHOLDERS' EQUITY

         STOCK OPTION PLANS. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire ten years from the date of grant. Options granted after 1995 vest over four years and expire ten years from date of grant. At December 31, 2002 and 2001, options for 573,825 shares were available for future grants under the plans.

         All options granted under these plans were granted at fair market value at date of issuance. A summary of the status of the Company's stock option plans and stock warrants as of December 31, 2002 and 2001, and changes during the years ended on those dates is presented below:

                                                      2002                           2001
                                             --------------------           --------------------
                                                          Weighted                       Weighted
                                                          Average                        Average
                                                          Exercise                       Exercise
                                               Shares      Price              Shares      Price
                                             ---------    -------           ---------    -------
         Options and warrants
         outstanding, beginning of year        994,450    $  0.63           1,046,833    $  0.67

         Granted                                    --         --             125,000    $  0.18
         Exercised                                  --         --                  --         --
         Canceled                             (140,000)   $  0.35            (177,383)   $  0.58
                                             ---------                      ---------
         Options and warrants
         outstanding, end of year              854,450    $  0.67             994,450    $  0.63
                                             =========                      =========
         Options and warrants
         exercisable at year-end               812,950    $  0.69             897,200    $  0.64
                                             =========                      =========

         The following table summarizes other information about stock options outstanding at December 31, 2002:

                                         Weighted
                                          Average     Weighted                 Weighted
                             Number      Remaining    Average      Number      Average
            Range of      Outstanding   Contractual   Exercise   Exercisable   Exercise
         Exercise Price     12/31/02       Life        Price      12/31/02      Price
         --------------   -----------   -----------   --------   -----------   --------
          $0.00-$2.16       854,450         5.0       $   0.67     812,950     $   0.69
                          -----------                            -----------

         As discussed in Note 1, the Company accounts for its stock-based employee compensation arrangements using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2002 and 2001


9.       SHAREHOLDERS' EQUITY (CONTINUED)

         SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net loss and earnings per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based compensation to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option compensation arrangements. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

                                                       2002            2001
                                                   ------------    ------------
Net loss:                           As reported    $   (389,945)   $ (1,470,301)
                                     Pro forma     $   (390,889)   $ (1,490,763)

Basic and diluted loss per share:   As reported    $      (0.03)   $      (0.13)
                                     Pro forma     $      (0.03)   $      (0.13)

         No options were granted during 2002. The fair value of options granted under the Company's stock option plans during 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 390%, risk-free interest rate of 6.00%, and expected lives of 3 years. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The computed weighted average fair values for options awards in 2001 was $0.18 per share.

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

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2002 and 2001


10.      EMPLOYEE BENEFIT PLANS

         The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2002 and 2001.


11.      INCOME TAXES

         The provision for (benefit from) income taxes consists of the following for the years ended December 31:
                                                      2002           2001
                                                    --------       --------
         Current:
          Federal                                   $  7,000       $     --
          State                                        5,000             --
                                                    --------       --------
                                                      12,000             --
                                                    --------       --------
         Deferred:
          Federal                                     (7,000)            --
          State                                       (5,000)            --
                                                    --------       --------
                                                     (12,000)            --
                                                    --------       --------
         Provision for (benefit from) income taxes  $     --       $     --
                                                    ========       ========

         A reconciliation of federal statutory rate of 34% to the provision for (benefit from) income taxes follows:

                                                      2002           2001
                                                    --------       --------
         Federal taxes at statutory rates          ($133,000)     ($500,000)
         State benefits, net of federal tax effect   (24,000)       (91,000)
         Change in valuation allowance               137,000        591,000
         Graduated tax rate effect                    20,000             --
                                                    --------       --------
         Provision for (benefit from) income taxes  $     --       $     --
                                                    ========       ========


         The components of the deferred tax assets (liabilities), as reflected on the balance sheets, consist of the following:
                                                       2002          2001
                                                    ----------    ----------
         Deferred tax assets:
         Net operating loss and credit
          carry-forwards                            $6,019,000    $5,855,000
         Unrealized loss on investments                838,000       849,000
         Reserves and accruals                          11,000        15,000
                                                    ----------    ----------
                                                     6,868,000     6,719,000

         Valuation allowance                        (6,856,000)   (6,719,000)
                                                    ----------    ----------
         Net deferred tax asset (liability)         $   12,000    $       --
                                                    ==========    ==========

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2002 and 2001


11.      INCOME TAXES (CONTINUED)

         In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances of $6,856,000 and $6,719,000 for December 31, 2002 and 2001, respectively, have been established for deferred tax assets.

         At December 31, 2002, the Company had federal and state net operating loss carry-forwards of approximately $16,911,000 and $4,349,000, respectively, which will begin expiring in the years 2010 and 2004, respectively. At December 31, 2002, the Company had general business credit carry-forwards for federal purposes of approximately $115,000, which will begin expiring in the year 2004.


12.      COMMITMENTS AND CONTINGENCIES

         At December 31, 2002, the Company is obligated under non-cancelable operating leases for office equipment. Future minimum rents are as follows:

         Years Ending
         December 31,
         ------------
             2003                                     6,153
             2004                                     3,589
                                                    -------
                                                     $9,742
                                                    =======

         As of December 31, 2002, the Company was renting its North Andover office under tenant-at-will arrangements from a related party. (see note 13). Total rent and lease expense totaled approximately $80,300 and $140,000 for the years ended December 31, 2002 and 2001, respectively.

         The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company's software products. Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales. The Company recorded total royalty expense of approximately $107,000 and $119,000 for the years ended December 31, 2002 and 2001, respectively.

         In April 2000, a former CEO and president, of TouchStone Software Corporation initiated a lawsuit against the Company in federal district court in California. The Complaint alleged, among other things, violations by the Company and its principals of federal and California securities laws, breach of fiduciary duty and negligent misrepresentation. The Company entered into a settlement agreement in the amount of $150,000, with this former CEO on or about November 21, 2001. In full and complete settlement of all claims the Company agreed to pay the following: $50,000 upon execution of the settlement, along with an additional $25,000 within sixty days of the effective date of the action. The Company issued a note for the remaining $75,000, to be paid over 30 months and accruing interest at a rate of 6% per annum. (see Note 8)

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2002 and 2001


12.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

         During 2002, former legal counsel for the Company initiated a lawsuit against the Company in federal district court in California seeking fees for legal services that were rendered to the Company in conjunction with the settlement agreement in the lawsuit discussed above. The Company has filed a counterclaim to this lawsuit claiming conflict of interest on the side of former legal counsel. This suit is set for court ordered arbitration in April 2003.

         The Company is also subject to other legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

13.      RELATED PARTY TRANSACTIONS

         The Company was renting its office facilities in North Andover, Massachusetts from a related party real estate trust, owned 100% by Pierre Narath, the Company's Chairman of the Board, until February of 2003. Rental payments made to the related real estate trust in 2002 and 2001 were $73,000 and $104,000 respectively. On March 1, 2003 the Company signed a lease for a one year term for this space with an unrelated real estate trust. The annual rent will be $49,200. (see note 15).

         In January 2000, TSC Investments, LLC (a New Hampshire Limited Liability Company) was formed to engage in the business of making investments. Under its operating agreement, TSC's sole member is TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of the LLC. In a subsequent amendment to the operating agreement, Pierre Narath was designated as the manager of TSC Investment, LLC. The operating agreement was amended in its entirety on March 29, 2000. Under the amended operating agreement, TouchStone Investments, Inc. held 80 membership units, Pierre A. Narath, the Chairman of the Board of TouchStone Software Corporation held 17.5 units and Jason Raza, President and Chief Executive Officer of TouchStone Software Corporation held 2.5 units. As part of the Company's ongoing reorganization plan, the operating agreement was amended in September 2001 naming TouchStone Investments, Inc. as the sole owner of all 100 membership units.

         In connection with the establishment of TSC Investments, LLC, the Company entered into a promissory note in which they agreed to loan TSC Investments, LLC up to $4,000,000 to be used to make strategic investments in high tech related companies. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled interest only payments set to begin in January 2002. Concurrent with Mr. Narath and Mr. Raza contributing their 20% interest in TSC investments, LLC to TSC Investment Inc during September 2001, the $4,000,000 promissory note between the two entities was cancelled.

         During 2000, TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's Chairman of the Board and Jason Raza, the Company's President and Chief Executive Officer. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TouchStone Investment Inc. (See Note 1), and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. The note is secured by investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest prior to any distribution of income or assets to the members of Metro. All outstanding principal and interest is due December 31, 2004. Mr. Narath and Mr. Raza made principal and interest payments of approximately $73,000 and $20,000 during 2002 and 2001, respectively.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2002 and 2001



13.      RELATED PARTY TRANSACTIONS

         Total advances under this agreement amounted to $350,000 plus accrued interest of $43,425, of which $296,656 has been repaid through December 31, 2002. At December 31, 2002 and 2001 the amount outstanding was 96,769 and 161,155, respectively.

         In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's Chairman of the Board. The note bears interest at the prime rate adjusted annually at the note's anniversary date and matures February 2005. Mr. Narath has forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, approximately $85,000 of Mr. Narath's compensation was applied against the remaining balance. No compensation was applied against the balance during 2002. At December 31, 2002 and 2001, $42,000 remains outstanding. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.

         On January 1, 2000, the Company entered into a service agreement with PANJet, a jet charter service provider, which is wholly owned by Pierre Narath, TouchStone's Chairman of the Board. In consideration of making these services available to the Company on a full time basis, the Company agreed to pay a fee of $10,000 per month. Total costs incurred in 2001 related to these jet charter services were approximately $30,000. As of March 31, 2001 the agreement was terminated and the Company subsequently negotiated the forgiveness of all outstanding balances due to PANJet. As a result, the related liability of approximately $55,000 was reversed in the fourth quarter of 2001 and has been included as a reduction to sales, marketing, general and administration expense.


14.      CONCENTRATION OF REVENUE

         The Company's core product is Bios Upgrade Solutions which accounted for approximately 61% and 56% of its total revenue for 2002 and 2001, respectively.


15.      SUBSEQUENT EVENTS

         INVESTMENTS, MARKETABLE SECURITIES The Company has an Investment in 260,000 shares of PartsBase, Inc. On February 21, 2003 PartsBase, Inc., closed a merger transaction where each share of PartsBase, Inc. common stock was converted into the right to receive $1.50 in cash. Accordingly, the Company has recognized a permanent impairment on its investment at December 31, 2002. The Company expects to receive the $390,000 in cash proceeds in the second quarter of 2003.

         ACILITY LEASE On March 1, 2003 the Company signed a lease for its office facilities in North Andover, Massachusetts with an unrelated party real estate trust. The lease requires monthly payments of $4,100 and expires in February 2004. As of March 1, 2003 future minimum lease payments are as follows:

         Years Ending
         December 31,
         ------------
            2003                                    $41,000
            2004                                      8,200
                                                    -------
                                                    $49,200
                                                    =======

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

         None

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS
----------------------------------------------------------

         The directors and executive officers of the Company at March 28, 2003 are as follows:
                                                                        DIRECTOR
NAME                     AGE     TITLE                                   SINCE
----                     ---     -----                                   -----
Pierre A. Narath ......   39     Chairman of the Board                    1998
Jason K. Raza..........   41     President and Chief Executive Officer    1999
Ronald R. Maas.........   56     Director and Audit Committee Chair       1993

* Christopher Gaudette left employment in August 2002.


BUSINESS EXPERIENCE OF DIRECTORS

         Pierre A. Narath has served as Chairman of the Board since 2002. He served as President and Chief Executive Officer from January 1999 until April 2002 and as a Director since July 1998. Mr. Narath served as Vice President of Award Software International, Inc. and President of Unicore Software, Inc. ("Unicore") from May 1997 until March 1999. From 1989 to May 1991, he founded and was the sole proprietor of Unicore. From May 1991 to May 1997, Mr. Narath was President of Unicore.

         Jason K. Raza has served as a director of the Company since 1999. Mr. Raza has served as President and Chief Executive Officer since April 2002. Prior to becoming President and Chief Executive Office, Mr. Raza served as Vice president since 1999. Mr. Raza formerly served as a vice president of Unicore Software from May 1991 until March 1999. In addition, Mr. Raza is the second-largest shareholder in the Company.

         As part of the Company's continued reorganization plan, effective April 1, 2002, and concurrent with the expiration of his employment agreement, Mr. Narath resigned his position as President and Chief Executive Officer and will serve as Chairman of the Board of Directors of the Company. Mr. Raza assumed the duties of President and Chief Executive Officer at that time. Commencing April 1, 2002, Mr. Raza and Mr. Narath agreed to annual base salaries of approximately $150,000 and $70,000 per year, respectively. Mr. Raza has signed a two year employment contract with the Company dated March 5, 2003 at a compensation rate of $150,000 per year.

         Ronald R. Maas served as Chief Financial Officer and Executive Vice President of the Company from 1991- 1999, and has served as a director of the Company since 1993. Mr. Maas has also served as the Corporate Secretary from 1995-1999 and as Audit Committee Chair.

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

                                                              Other      Restricted
Name &                                                       Annual        Stock                                All Other
Principal                                                    Compen-       Awards      Options/       LTIP       Compen-
Position               Year    Salary ($)     Bonus ($)     sation ($)      ($)        SAR (#)      Payouts      sation
--------------------------------------------------------------------------------------------------------------------------
P. A. Narath former    2002     $101,250            --             --        0            0            0            0
CEO, President and     2001     $297,115            --      $   9,000
Chairman               2000     $325,000      $120,000      $  36,000

J. K. Raza,            2002     $150,000            --              0        0            0            0            0
President              2001     $143,077      $ 23,333              0        0            0            0            0
and CEO                2000     $130,000      $ 40,000

C.J. Gaudette          2002     $ 54,519            --              0        0            0            0            0
Controller, PAO*       2001     $ 90,000      $  9,166
                       2000     $ 83,940      $ 10,000

* Christopher Gaudette left employment in August 2002.

         In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's President and Chief Executive Officer at the time. The note bears interest at the prime rate and matures on February 2005. Mr. Narath has forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, approximately $85,000 of Mr. Narath's compensation was applied against the remaining balance. No compensation was applied against the balance during 2002. At December 31, 2002 and 2001, $42,000 remains outstanding. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company did not grant stock appreciation rights in 2002 to any of the executive officers named above.

AGGREGATED OPTION EXERCISES IN 2002 AND OPTION VALUES AS OF MARCH 31, 2003

         No options were exercised in 2002 or during the first quarter ended March 31, 2003, by any of the named executive officers. The values of unexercised options at March 31, 2003, for each of the executive officers named above are as follows:

                                                                   Value of
                                               Number of          Unexercised
                                              Unexercised        In-the-Money
                                            Options/SARs at     Options/SARs at
                  Shares                      03/31/03 (#)       03/31/03 ($)
               Acquired on      Value      Exercisable (1) /   Exercisable (1) /
Name           Exercise (#)  Realized ($)  Unexercisable (2)   Unexercisable (2)
--------------------------------------------------------------------------------
P. A. Narath                                   130,000(1)
                   0             0                   0(2)             0

J. K. Raza         0             0              40,000(1)
                                                     0(2)             0


         The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for shares of the Company's Common Stock on December 31, 2002, which was $.05.

BOARD OF DIRECTOR MEETINGS AND COMMITTEES

         During 2002, the Company's Board of Directors held three board meetings soley by telephone.

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

EMPLOYMENT AGREEMENTS

         As part of the Company's continued reorganization plan, effective April 1, 2002, and concurrent with the expiration of his employment agreement, Mr. Narath resigned his position as President and Chief Executive Officer and will serve as Chairman of the Board of Directors of the Company. Mr. Raza assumed the duties of President and Chief Executive Officer at that time. Commencing April 1, 2002, Mr. Raza and Mr. Narath agreed to annual base salaries of approximately $150,000 and $70,000 per year, respectively. Mr. Raza has signed a two year employment contract with the Company dated March 5, 2003 at a compensation rate of $150,000 per year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The following table sets forth the beneficial ownership of common stock of the Company as of March 28, 2003, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) each of the named executive officers of the Company referred to above under "EXECUTIVE COMPENSATION AND OTHER INFORMATION"; (c) each director of the Company; and (d) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 1538 Turnpike Street, North Andover, Massachusetts 01845.

                                          NUMBER OF SHARES         APPROXIMATE
NAME                                    BENEFICIALLY OWNED (1)    PERCENT OWNED
------------------------------------    -------------------       -------------
Pierre A. Narath                           3,376,088 (2)              29.5%
Jason K. Raza                                710,000 (3)               6.2%
Ronald R. Maas                               321,210 (4)               3.0%
All Directors and Executive Officers
As a Group (3 individuals)                 4,407,298 (5)              38.7%

(1) Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Excludes options that do not vest within 60 days of the date of this report. As of March 30, 2003, an aggregate of 11,440,060 shares of common stock was outstanding.
(2)  Includes options to purchase 130,000 shares that currently are exercisable.
(3)  Includes options to purchase 40,000 shares that currently are exercisable.
(4)  Includes options to purchase 142,900 shares that currently are exercisable.
(5)  Includes officers' and directors' shares listed above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The Company was renting its office facilities in North Andover, Massachusetts from a related party real estate trust, owned 100% by Pierre Narath, the Company's Chairman of the Board, until February of 2003. Rental payments made to the related real estate trust in both 2002 and 2001 were $73,000 and $104,000 respectively. On March 1, 2003 the Company has signed lease for a one year term for this space with an unrelated real estate trust. The yearly rent will be $49,200.

         On January 1, 2000, the Company entered into a service agreement with PANJet, a jet charter service provider, which is wholly owned by Pierre Narath, TouchStone's President and Chief Executive Officer. In consideration of making these services available to the Company on a full time basis, the Company agreed to pay a fee of $10,000 per month. Total costs incurred in 2001 related to these jet charter services were approximately $30,000. As of March 31, 2001 the agreement was terminated and the Company subsequently negotiated the forgiveness of all outstanding balances due to PANJet. As a result, the related liability of approximately $55,000 was reversed in the forth quarter of 2001 and has been included as a reduction to sales, marketing, general and administration expense.

         In January 2000, TSC Investments, LLC (a New Hampshire Limited Liability Company) was formed to engage in the business of making investments. Under its operating agreement, TSC's sole member is TouchStone Investments, Inc., which was issued 100 membership units and appointed manager of the LLC. In a subsequent amendment to the operating agreement, Pierre Narath was designated as the manager of TSC Investment, LLC. The operating agreement was amended in its entirety on March 29, 2000. Under the amended operating agreement, TouchStone Investments, Inc. held 80 membership units, Pierre A. Narath, the Chairman of the Board of TouchStone Software Corporation held 17.5 units and Jason Raza, President and Chief Executive Officer of TouchStone Software Corporation held 2.5 units. As part of the Company's ongoing reorganization plan, the operating agreement was amended once again in September 2001 renaming TouchStone Investments, Inc. as the sole owner of all 100 membership units.

         In connection with the establishment of TSC Investments, LLC, the Company entered into a promissory note in which they agreed to loan TSC Investments, LLC up to $4,000,000 to be used to make strategic investments in high tech related companies. Terms of the loan call for interest to accrue at the rate of 12% per annum, with scheduled interest only payments set to begin in January 2002. Concurrent with Mr. Narath and Mr. Raza contributing their 20% interest in TSC investments, LLC to TSC Investment Inc in September 2001 the $4,000,000 promissory note between the two entities was cancelled.

         During 2000, TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's Chairman of the Board and Jason Raza, the Company's President and Chief Executive Officer. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc. (See Note 1), and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. The note is secured by investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest prior to any distribution of income or assets to the members of Metro. All outstanding principal and interest is due December 31, 2004. Mr. Narath and Mr. Raza made principle and interest payments of approximately $73,000 and $20,000 during 2002 and 2001, respectively.

         Total advances under this agreement amounted to $350,000 plus accrued interest of $43,425, of which $296,656 has been repaid through December 31, 2002. At December 31, 2002 and 2001 the amount outstanding was 96,769 and 161,155, respectively.

         In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's President and Chief Executive Officer. The note bears interest at the prime rate and matures on February 2005. Mr. Narath has forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and has applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 has been reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, the Company did not award bonuses. However, approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. At December 31, 2002, $42,000 remained outstanding and still remains outstanding at December 31, 2002. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K
------------------------------------------------

(a)      Exhibits
         --------

         1.    Exhibits.

               The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)      Reports on Form 8-K
         -------------------

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002


****** Certain information on this page has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

                         TouchStone Software Corporation
                         -------------------------------
                                INDEX TO EXHIBITS
                                -----------------
  3.1   Certificate of Incorporation of Registrant in Delaware. (9)
  3.2   By-Laws of Registrant. (9)
*10.1   1988 Incentive Stock Option Plan. (1)
*10.1A  1988 Amended Incentive Stock Option Plan. (2)
*10.1B  1988 Non-Qualified Stock Option Plan. (2)
*10.1C  1991 Stock Option Plan. (3)
*10.1D  Employee Stock Purchase Agreement. (5)
*10.1E  1994 Non-Qualified Stock Option Plan (6)
*10.1F  1995 Non-Qualified Stock Option Plan (9)
*10.1G  Preferred Share Purchase Rights (7)
*10.1H  1997 Incentive Stock Plan (8)
 10.3   Office Lease dated February 7,1995 (6)
*10.4   Employment contract for Larry S. Jordan (10)
*10.5   Employment contract for Ronald R. Maas (10)
*10.6   Employment contract for C.S. (Jenkins) Dingus (10)
*10.7   Employment contract amendment for C.S. (Jenkins) Dingus (10)
 10.8   Asset Purchase Agreement for purchase of Unicore from Phoenix/Award (11)
 10.9   Collateral Pledge Agreement for Lawrence Savings Bank (11)
 10.10  Lawrence Savings Bank Consent to TouchStone/Unicore merger (11)
 10.11  Unicore License agreement for Award/Phoenix CardWare with appendices and addenda (11)
 10.12  Software Purchase agreement
 21     Subsidiaries of Registrant (6)
 23.1   Consent of Independent Auditors

  *           MANAGEMENT CONTRACTS AND COMPENSATORY PLANS OR ARRANGEMENTS

(1) Incorporated by reference to the Exhibits to the Registration Statements on Form S-18, as amended, Registration Number 2-92450-LA as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Company's filing on Form S-8 with the Securities and Exchange Commission, Registration Number 33-25989.
(3) Incorporated by reference to the Exhibits to the Company's Form 10-KSB for the year ended December 31, 1992 as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.
(5) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.
(6) Incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, as amended; Registration number 33-94352 as filed with the Securities and Exchange Commission.
(7) Incorporated by reference to the Exhibits to the Registration Statement on Form 8-A, Registration number 00112237 as filed with the Securities and Exchange Commission.
(8) Incorporated by reference to the Exhibits to the Registration Statement on Form S-8, Registration number 333-21395 as filed with the Securities and Exchange Commission.
(9) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.
(10) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.
(11) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.
(12) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.
(13) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.
(14) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

         Based on their evaluation conducted within 90 days of filing this report, Form 10-KSB, our Chief Executive Officer and our Accounting Manager have concluded that our disclosure controls and procedures (as defined in rule 13a-14c promulgated under the Security Exchange Act of 1934, as amended) are effective and designed to alert them to material financial or other information relating to the Company.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent of the date of our most recent evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Andover Massachusetts on March 28, 2003.

                                             By  /s/  Michelle L. Hirsh
                                                 ----------------------
                                                 Michelle L. Hirsh
                                                 Accounting Manager



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

         SIGNATURES                              TITLE(S)
         ----------                              --------

/s/      Pierre A. Narath                 Chairman of the Board
------------------------------
         Pierre A. Narath


/s/      Jason K. Raza                    President and Chief Executive Officer
------------------------------
         Jason K. Raza


/s/      Ronald R. Maas                   Director
------------------------------
         Ronald R. Maas




CERTIFICATIONS

I, Jason K. Raza, certify that:

1. I have reviewed this annual report on Form 10-KSB of TouchStone Software, Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within the 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent function):

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b. any fraud, whether material or not material, involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicted in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : March 28, 2003

/s/ Jason K. Raza
------------------------
Jason K. Raza
President/CEO




CERTIFICATIONS

I, Michelle L. Hirsh, certify that:

1. I have reviewed this annual report on Form 10-KSB of TouchStone Software, Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which the statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within the 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent function):

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b. any fraud, whether material or not material, involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicted in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date : March 28, 2003

/s/ Michelle L. Hirsh
---------------------
Michelle L. Hirsh
Accounting Manager