Form 10QSB
period 2003-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2003-05-15
CIK 751160

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


                  For the quarter ended Commission File Number
                             March 31, 2003 0-12969

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

     The number of shares of Common Stock of the Registrant outstanding as of May 15, 2003 was 11,440,060 shares.
================================================================================

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Balance Sheet -- March 31, 2003....................    3
          Consolidated Income Statements -- Three Months Ended
           March 31, 2003 and. March 31, 2002.............................    4
          Consolidated Statements of Cash Flows -- Three Months
           Ended March 31,2003 And March 31, 2002.........................    5
          Notes to Consolidated Financial Statements......................   6-8

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  9-12

ITEM 4.   Controls and Procedures.........................................   12


PART II.  Other Information

ITEM 1.   Legal Proceedings...............................................   13

ITEM 6.   Exhibits and Reports on Form 8-K................................   13

          Signatures......................................................   14

          Certifications.................................................. 15-16

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (unaudited)


ASSETS
------
Current assets:
       Cash and cash equivalents............................    $    384,857
       Accounts receivable, net.............................          10,477
       Inventories..........................................          30,343
        Deferred tax asset                                            10,500
       Prepaid expenses and other current assets............          10,621
                                                                ------------
                Total current assets........................         446,798

Note receivable, related party..............................          96,754
Investments, other..........................................         220,500
Property, and equipment, net................................          19,500
                                                                ------------
                                                                $    783,552
                                                                ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
       Current maturities of long-term debt.................          31,197
       Accounts payable.....................................         129,821
       Accrued payroll and related expenses.................          47,240
        Accrued income taxes................................          10,500
       Other accrued expenses...............................         127,237
                                                                ------------
              Total current liabilities.....................         345,995
                                                                ------------

Long-term debt, net of current maturities...................           2,685
                                                                ------------
              Total liabilities.............................         348,680
                                                                ------------

Shareholders' equity:
       Preferred stock, $.001 par value, 3,000,000 shares
          authorized, none issued or outstanding
       Common stock, $.001 par value, 20,000,000 shares
          authorized, issued and outstanding,
          11,440,060 2003...................................          11,440
       Additional paid-in capital...........................      20,979,684
       Deferred compensation................................         (43,534)
       Accumulated deficit..................................     (20,512,718)
                                                                ------------
              Total shareholders' equity....................         434,872
..                                                               ------------
                                                                $    783,552
                                                                ============

The accompanying notes are an integral part of these consolidated financial statements.

                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                                                     Three Months Ended
                                                                ----------------------------
                                                                  March 31,       March 31,
                                                                    2003            2002
                                                                ------------    ------------
Revenues:
     Product sales..........................................    $    432,643    $    507,297
     Royalty income.........................................          47,451          45,460
                                                                ------------    ------------
        Total revenues......................................         480,094         552,757
Cost of revenues............................................          56,046          58,399
                                                                ------------    ------------
        Gross profit........................................         424,048         494,358
                                                                ------------    ------------

Operating expenses:
     Sales, marketing, general and administrative...........         213,397         325,186
     Research and development...............................         166,073         132,691
                                                                ------------    ------------
         Total operating expenses...........................         379,470         457,877
                                                                ------------    ------------
Income from operations......................................          44,578          36,481

Other income, net...........................................           1,039          25,583
                                                                ------------    ------------
Income before provision for income taxes....................          45,617          62,064
Provision for income taxes..................................             --              --
                                                                ------------    ------------
Net income..................................................    $     45,617    $     62,064
                                                                ============    ============

Basic earnings per share....................................    $       0.00    $       0.01
                                                                ============    ============

Basic weighted average shares outstanding...................      11,440,060      11,440,060
                                                                ============    ============
Diluted earnings per share..................................    $       0.00    $       0.01
                                                                ============    ============
Diluted weighted average shares outstanding.................      12,294,510      12,434,510
                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     Three months ended
                                                                ----------------------------
                                                                  March 31,       March 31,
                                                                    2003            2002
                                                                ------------    ------------
Cash flows from operating activities:
  Net Income................................................    $     45,617    $     62,064
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation............................................           3,964           5,172
    Amortization of deferred compensation...................             450             450
    Waiver of legal fees....................................         (32,109)
    Deferred tax asset......................................           1,500            --
    Changes in assets and liabilities:
    Accounts receivable.....................................            (183)        (20,650)
    Inventories.............................................          (4,155)          5,982
    Prepaid expenses and other current assets...............          (4,561)           (451)
    Accounts payable........................................        (118,033)         (9,197)
    Accrued liabilities.....................................          37,438         (65,923)
                                                                ------------    ------------
      Net cash used in operating activities.................         (70,072)        (22,553)
                                                                ------------    ------------

Cash flows from investing activities:
    Proceeds from the sale of investment....................         390,000
    Principle payments on notes receivable - related party..              15          66,806
                                                                ------------    ------------
      Net cash provided by investing activities.............         390,015          66,806
                                                                ------------    ------------

Cash flows from financing activities:
    Payment on long-term debt...............................          (7,512)         (7,075)
                                                                ------------    ------------

      Net cash used in financing activities.................          (7,512)         (7,075)
                                                                ------------    ------------

Net increase in cash and cash equivalents...................         312,431          37,178
Cash and cash equivalents, beginning of period..............          72,426             --
                                                                ------------    ------------
Cash and cash equivalents, end of period....................    $    384,857    $     37,178
                                                                ------------    ------------

Supplemental disclosure of cash flow information:
       Cash paid during the period for:

      Interest..............................................    $        897    $      1,405
                                                                ------------    ------------
      Income taxes..........................................    $        --     $        --
                                                                ------------    ------------

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

Principles of Consolidation. The 2003 consolidated financial statements of the Company include the financial statements of the Company's four wholly-owned subsidiaries; eSupport.com, Inc., TouchStone Investments, Inc., (inactive) TSC Investments, LLC, (inactive) Unicore Software, Inc, (Inactive). All inter-company transactions and balances have been eliminated.

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjuction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Such adjustments consisted only of normal recurring items.

The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses and operating cash flow deficits, has an accumulated deficit of $20,512,718 at March 31, 2003, and is dependent on its current cash reserves to fund future operating losses and operating cash flow deficits. In addition, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to increased competition from other companies and obsolescence of its products and services. Also amoung these risks are the decreased sales leads the Company is facing with the change of Phoenix Technology's website. Prior to February 2003 the company's website was linked to Phoenix's website by a company logo prominently displayed. In February 2003 the logo was removed. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at March 31, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's reorganization plan of providing for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities has been fully executed. In order to meet its cash requirements over the next twelve months, management expects to supplement cash flow benefits expected from these initiatives with current cash reserves. The Company also expects a payment of $51,500 from a settlement agreement with former legal counsel. (see note 6) Other additional sources of financing, including additional private debt or equity capital, are being explored, along with seeking merger candidates with whom the Company has synergies.


2. Earnings Per Share

Pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per
Share" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the period ended March 31, 2003. At March 31, 2003 the number of outstanding stock options and warrants were 854,450.

                                                            For the Three Months
                                                               Ended March 31,

                                                            2003            2002
                                                        ------------    ------------
Weighted average number of shares outstanding basic:      11,440,060      11,440,060

Weighted average number of shares outstanding diluted:    12,294,510      12,434,510

3. Note Receivable - Related Party

During 2000, the Company entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's Chairman of the Board and Jason Raza, the Company's President and Chief Executive Officer. The advances are supported by a 5-year promissory note. The terms of the note, as amended in November 2001, require interest to accrue at the rate of 8% per annum payable monthly, beginning January 2002. The note is secured by investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest prior to any distribution of income or assets to the members of Metro. All outstanding principal and interest is due December 31, 2004.

Total advances under this agreement amounted to $350,000 plus accrued interest of $45,360, of which $298,606 has been repaid through March 31, 2003. The balance at March 31, 2003 is $96,754.

4. Investments

Investments, Marketable Securities. The security which accounted for the Company's Investments, Marketable Securities at December 31, 2002, closed a merger transaction in February 2003 from which the Company received $390,000 in cash during March 2003 in exchange for its ownership interest in that entity.

Investments, Other. Investments, other at March 31, 2003, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each investee. The Company's carrying value of these investments approximates fair value at March 31, 2003.

         The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At March 31, 2003, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.

5. Income Taxes

No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at March 31, 2003 and 2002, respectively. Accordingly, the Company has reduced the valuation allowance against its current deferred tax assets by $10,500 at March 31, 2003.

6. Subsequent Event

In May 2003, the Company reached a settlement agreement in it's counterclaim against the Company's former legal counsel. The terms of the settlement call for the waiver of payment of approximately $32,000 in legal fees owed to the former counsel and the Company is to receive a $51,500 cash settlement by June 2003. The Company had previously accrued the $32,000 in a prior period and this amount has been reversed in the current period against sales, general and administrative expenses at March 31, 2003. The $51,500 settlement payment will be recorded as income when received.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     TouchStone Software Corporation, Inc. and its consolidated subsidiary, ("TouchStone" or "the Company") is a provider of system management software, which includes basic input/output ("BIOS") software upgrades, personal computer ("PC") diagnostics for personal computers and embedded systems. System management software is one of the fundamental layers in any microprocessor-based system (including PCs) architecture and provides an essential interface between the systems's operating software and hardware. Organized in 1982 as a California corporation, the Company reincorporated in Delaware in January 1997. The Company's executive offices are located at 1538 Turnpike Street, North Andover, Massachusetts 01845, and its telephone number is (978) 686-6468.

     In January 2000, the Company formed eSupport.com, Inc. (a New Hampshire Corporation), a wholly-owned subsidiary, which currently conducts the day to day operations. The Company's core product is BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC. During the past several years, eSupport has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software and NRE (non-recurring engineering) services to both end-users and OEM customers. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. The Company believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available.

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

Results of Operations

     The following is a discussion of the financial condition and results of operations of the Company as of March 31, 2003 and March 31, 2002 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             2003        2002
          Revenues:
              Product sales                                   90%         92%
              Royalty income                                  10           8
                                                         ----------------------
          Total revenues                                     100         100
          Cost of revenues                                    12          11
                                                         ----------------------
          Gross profit                                        88          89
                                                         ----------------------
          Operating expenses:
              Sales, marketing, general and
               Administrative                                 44          59
              Research and development                        35          24
                                                         ----------------------
                      Total operating expenses                79          83
                                                         ----------------------
          Income from operations                               9           6
          Other income, net                                   --           5
          Income before provision for income taxes             9          11
          Provision for income taxes                          --          --
          Net income                                           9%         11%
                                                         ======================

Comparison of Three Month Periods Ended March  31, 2003  and 2002

     Revenues. The Company's revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a royalty report from the licensor. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. For the quarter ended March 31, 2003 the Company experienced an overall decline in revenues of 13% as compared to the same period a year ago. The decrease in revenues is due to major changes that were made to Phoenix Technology's website which has decreased the flow of traffic to the Company's website. Phoenix Technology is the manufacturer of Phoenix and Award Bios, which constitutes 77% of the BIOS upgrade revenue and 55% of the Company's total sales. Prior to February 2003 the company's website was linked to Phoenix's website by a company logo prominently displayed. In February 2003 the logo was removed. This change drastically reduced the Company's leads. These leads enable the Company to sell other core products, most of which have also decreased in 2003. The Company is currently working with Phoenix Technologies on a solution that will satisfy both parties. Future revenue could be adversely affected by the current situation if a change to Phoenix's website is not made. BIOS product sales decreased approximately 9% as compared to the same period one year ago. Royalty revenue increased by approximately 4% as compared to the same period one year ago due to our royalty payments from various partners being slightly higher this year.

     Cost of Revenues. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue increased to 12% of revenues for the three month period ended March 31, 2003 from 11% for the same period a year ago. This is due to the increase of shipping costs. Royalty expense increased 12% for the three months ending March 31, 2003 from the same period a year ago. This is due to a royalty agreement the Company has entered into with American Megatrends, another manufacturer of BIOS upgrades which the Company sells.

     Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by approximately $112,000, or 34%, for the three month period ended March 31, 2003, from the same period one year ago. This reduction is related to various cost cutting efforts to keep expenses in line with revenue. Another factor in this decrease is the settlement agreement between the Company and former legal counsel which waived approximately $32,000 in fees which were recorded in a prior year and reversed during the quarter.

     Research and Development. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses increased by approximately $33,000 or 25%, for the three month period ended March 31, 2003 from the same three months a year ago. This is directly related to a purchase agreement the Company entered into with Storage Technologies. The agreement allowed the Company to buy the rights to use a product called Power BIOS. This product is used to target BIOS upgrades for motherboards that the Company was not able to upgrade without this technology.

     Other Income, Net. Other income, net consists of interest income associated with the related party note and interest expense associated with the long term debt. Other income decrease by approximately $24,000. The decrease is due to a refund of foreign taxes received during the three month period ended March 31, 2002 relating to a now defunct subsidiary, TouchStone Europe Ltd.

Liquidity and Capital Resources

     During the quarter ended March 31, 2003, cash resources of approximately $70,000 were used by the Company's operating activities as compared to cash of approximately $23,000 used during the same quarter a year ago.

     The Company's cash balance at March 31, 2003 was approximately
$385,000 as compared to approximately $37,000 a year ago. Investments in marketable securities totaled $0 at March 31, 2003, as compared to $187,200 a year ago. This security, PartsBase, Inc., closed a merger transaction on February 21, 2003 where each share of PartsBase, Inc. common stock was converted into the right to receive $1.50 in cash. The Company held 260,000 shares of Partsbase, Inc. and received $390,000 in cash in March 2003.

     Working capital increased from an approximate $134,000 deficit at March 31, 2002 to approximately $101,000 at March 31, 2003 primarily driven by the change in the value of the Company's investment in Partbase from a carrying value of approximately $187,000 at March 31, 2002 to $390,000 in cash proceeds realized at March 31, 2003. During the quarter ended March 31, 2003 three principal and interest payments were made on the debt related to the settlement agreement with a former CEO, aggregating approximately $8,100. The remaining outstanding principal balance as of March 31,2003 was $33,882 and is scheduled to be repaid through April 2004.

     Management expects that the cash balance and the benefits from the reduction in overall operating expenses to be sufficient to meet its cash requirements. The Company will also be receiving a settlement payment of $51,000 from the lawsuit settled with former legal counsel. Other additional sources of financing, including additional private debt or equity capital are being explored, along with seeking merger candidates with whom the Company has substantial synergies.

     The Company continues to operate with no material commitments for capital expenditures and we anticipate that expenditures will continue to decrease in the immediate future as we continue to cut costs during our efforts to restructure current operating expenditure in line with our current revenue stream.

     The impact of inflation during 2003 has had no material impact on our business and financial results.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly flucutations in results. Such statements are made pusuant to the "safe harbor" provisions established by recent securities legislations, and are based on the assumptions and expectations of the Company's management at the time such statements are made. Important factors that could cause actual results to differ include the timely availability and acceptance of new products, general market conditions governing supply and demand, the impact of competitive products and pricing and other risks detailed in the Company's filings with the Securities and Exchange Commission. Actual results may vary materially. Accordingly you should not place undue reliance on any forward-lookinf statements. Unless otherwise required by law, the Company disclaims any obligations to revise or update such forward-looking statements in order to reflect future events or developments.

ITEM 4. Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

     During 2002, former legal counsel for the Company initiated a lawsuit against the Company in federal district court in California seeking fees for legal services that were rendered to the Company in conjunction with the settlement agreement in the lawsuit discussed above. The Company filed a counterclaim to this lawsuit claiming conflict of interest on the side of former legal counsel. These matters went to court ordered arbitration in April 2003. A settlement has been reached. The settlement reads as follows: Former legal counsel agree to waive all outstanding fees the Company's owes for legal services. Artur and Haden also agree to pay the Company $50,000 for damages due to the conflict of interest payable by June 2003.

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


ITEM 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

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

                                       TOUCHSTONE SOFTWARE CORPORATION
                                                (Registrant)


       NAME                              TITLE                          DATE
       ----                              -----                          ----



/s/ Jason K. Raza          Chief Executive Officer and President    May 15, 2003
-----------------------
Jason K. Raza



/s/ Michelle L. Hirsh       Accounting Manager                      May 15, 2003
-----------------------
Michelle L. Hirsh

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

Date: May 15, 2003                       /S/ Jason K. Raza
                                         Chief Executive Officer and President

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


Date: May 15, 2003                       /S/ Michelle L. Hirsh
                                         Accounting Manager