Form 10QSB
period 2003-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2003-08-13
CIK 751160

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     For the quarter ended                           Commission File Number
         June 30, 2003                                      0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                        95-3778226
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


1538 Turnpike St., North Andover, Massachusetts                01845
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

                               Yes  [X]  No  [ ]

       The number of shares of Common Stock of the Registrant outstanding as of August 12, 2003 was 11,440,060 shares.
================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements
           Consolidated Balance Sheet -- June 30, 2003...................    3
           Consolidated Income Statements -- Three Months Ended
             June 30, 2003 and June 30, 2002 and the Six Months
             Ended June 30, 2003 and June 30, 2002.......................    4
           Consolidated Statements of Cash Flows -- Six Months
             Ended June 30, 2003 And June 30, 2002.......................    5
           Notes to Consolidated Financial Statements....................   6-8

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  9-12

ITEM 4.   Controls and Procedures........................................ 12-13

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................   13

ITEM 6.   Exhibits and Reports on Form 8-K...............................   13
          Signatures.....................................................   14
          Certifications................................................. 14-18

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (unaudited)

Assets
Current assets:
       Cash and cash equivalents.................................   $   350,933
       Accounts receivable, net ($1,000 allowance for bad debt)..        19,786
       Inventories...............................................        26,686
       Deferred tax asset........................................        19,370
       Prepaid expenses and other current assets.................        13,375
                                                                    -----------
                Total current assets.............................       430,150

Note receivable, related party...................................        96,739
Investments, other...............................................       203,700
Property, and equipment, net.....................................        16,142
                                                                    -----------
                                                                      $ 746,731
                                                                    ===========
Liabilities and Shareholders' Equity
Current liabilities:
       Current maturities of long-term debt......................        26,257
       Accounts payable..........................................        78,129
       Accrued payroll and related expenses......................        54,453
        Accrued income taxes.....................................        19,370
       Other accrued expenses....................................       102,955
                                                                    -----------
              Total current liabilities..........................       281,164
                                                                    -----------

              Total liabilities..................................       281,164
                                                                    -----------

Shareholders' equity:
       Preferred stock, $.001 par value, 3,000,000 shares
          authorized, none issued or outstanding
       Common stock, $.001 par value, 20,000,000 shares
          authorized, issued and outstanding,
          11,440,060 2003........................................        11,440
       Additional paid-in capital................................    20,979,684
       Deferred compensation.....................................       (43,084)
       Accumulated deficit.......................................   (20,482,473)
                                                                    -----------
              Total shareholders' equity.........................       465,567
                                                                    -----------
                                                                    $   746,731
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       ---------------------------    ---------------------------
                                                         JUNE 30,       JUNE 30,        JUNE 30,       JUNE 30,
                                                           2003           2002            2003           2002
                                                       ------------   ------------    ------------   ------------
(unaudited)
Revenues:
     Product sales.................................    $    305,271   $    407,479    $    737,913   $    914,776
     Royalty income................................          31,207         36,426          78,659         81,886
                                                       ------------   ------------    ------------   ------------
        Net revenues...............................         336,478        443,905         816,572        996,662
Cost of revenues...................................          44,217         67,409         100,263        125,808
                                                       ------------   ------------    ------------   ------------
        Gross profit...............................         292,261        376,496         716,309        870,854
                                                       ------------   ------------    ------------   ------------

Operating expenses:
     Sales,marketing, general and administrative...         199,032        266,706         412,429        591,892
     Research and development......................         129,215        132,347         295,288        265,037
                                                       ------------   ------------    ------------   ------------
     Total Operating Expenses                               328,247        399,053         707,717        856,929
                                                       ------------   ------------    ------------   ------------

Income (Loss) from Operations......................         (35,986)       (22,557)          8,592         13,925

Gain on sale of investment.........................          13,200            --           13,200            --
Other income, net..................................          53,031            655          54,070         26,237
                                                       ------------   ------------    ------------   ------------
Income (loss) before provision for income taxes....          30,245        (21,902)         75,862         40,162
Provision for income taxes.........................             --             --              --             --
                                                       ------------   ------------    ------------   ------------
Net Income(loss)...................................    $     30,245   $    (21,902)   $     75,862   $     40,162
                                                       ============   ============    ============   ============

Basic earnings (loss) per share....................    $       0.00   $       0.00    $       0.01   $       0.00
                                                       ============   ============    ============   ============

Basic weighted average shares outstanding                11,440,060     11,440,060      11,440,060     11,440,060

Diluted  earnings (loss) per share..........           $       0.00   $       0.00    $       0.01   $       0.00

Diluted weighted average shares outstanding........      12,301,010     11,440,060      12,301,010     12,434,510
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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           SIX MONTHS ENDED
                                                                      ----------------------------
                                                                        JUNE 30,        JUNE 30,
                                                                          2003            2002
                                                                      ------------    ------------
Cash flows from operating activities:
  Net Income.......................................................   $     75,862    $     40,162
    Adjustments to reconcile net income to net cash
     used in operating activities
      Depreciation.................................................          7,322          10,344
      Amortization of deferred compensation........................            900             900
      Provision for doubtful accounts..............................            --            3,351
      Gain on sale of investment...................................        (13,200)            --
      Deferred income taxes........................................         (7,370)            --
      CHANGES IN ASSETS AND LIABILITIES
      Accounts receivable..........................................         (9,492)        (27,963)
      Inventories..................................................           (498)          3,878
      Prepaid expenses and other current assets....................         (7,315)         (1,012)
      Accounts payable.............................................       (201,834)         (9,922)
      Accrued liabilities..........................................         29,239         (43,329)
                                                                      ------------    ------------
        Net cash used in operating activities......................       (126,386)        (23,591)
                                                                      ------------    ------------

Cash flows from investing activities:
      Proceeds from sale of investments............................        420,000             --
      Principle repayments on notes receivable, related party......             30          68,756
                                                                      ------------    ------------
        Net cash provided by investing activities..................        420,030          68,756
                                                                      ------------    ------------

Cash flows from financing activities:
      Payment on long-term debt....................................        (15,137)        (14,258)
                                                                      ------------    ------------
        Net cash used in financing activities......................        (15,137)        (14,258)
                                                                      ------------    ------------

Net increase in cash and cash equivalents...........................       278,507          30,907
Cash and cash equivalents, beginning of period.....................         72,426             --
                                                                      ------------    ------------
Cash and cash equivalents, end of period............................  $    350,933    $     30,907
                                                                      ------------    ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:

      Interest.....................................................   $       1,932   $      2,686
                                                                      ------------    ------------
      Income taxes.................................................   $        --     $        --
                                                                      ------------    ------------

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

The operating results for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses and operating cash flow deficits, has an accumulated deficit of $20,482,473 at June 30, 2003, and is dependent on its current cash reserves to fund future operating losses and operating cash flow deficits. In addition, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to increased competition from other companies and obsolescence of its products and services. Also amoung these risks are the decreased sales leads the Company is facing with the change of Phoenix Technology's website. Prior to February 2003 the Company's website was linked to Phoenix's website by a Company logo prominently displayed. In February 2003 the logo was removed. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at June 30, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

2. EARNINGS PER SHARE

Pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the period ended June 30, 2003. At June 30, 2003 the number of outstanding stock options and warrants were 854,450.


                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                           2003          2002
                                                        ----------    ----------
Weighted average number of shares outstanding basic:    11,440,060    11,440,060


Weighted average number of shares outstanding diluted:  12,301,010    12,434,510


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

Total advances under this agreement amounted to $350,000 plus accrued interest of $47,295, of which $300,556 has been repaid through June 30, 2003. The balance at June 30, 2003 is $96,739.


4. INVESTMENTS

INVESTMENTS, MARKETABLE SECURITIES. The security which accounted for the Company's Investments, Marketable Securities at December 31, 2002, closed a merger transaction in February 2003 from which the Company received $390,000 in cash during March 2003 in exchange for its ownership interest in that entity.

INVESTMENTS, OTHER. Investments, other at June 30, 2003, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each investee. During June 2003 the Company sold a portion of one of these investment for $30,000 in cash. The transaction resulted in a $13,200 gain. The Company's carrying value of these investments represents their adjusted cost at June 30, 2003.

     The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At June 30, 2003, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the six months ended June 30, 2003.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

5. INCOME TAXES

No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at June 30, 2003 and 2002, respectively. Accordingly, the Company has reduced the valuation allowance against it's current deferred tax assets by $19,370 at June 30, 2003.

6. STOCK OPTION

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                THREE MONTHS ENDED        SIX MONTHS ENDED
                               JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,
                                 2003        2002         2003        2002

   Net income (loss) as
      reported                $   30,245  $  (21,902)  $   75,862  $   40,162
   Pro forma impact of
      expensing options              164         236          328         472
   Pro forma net
      income (loss)           $   30,081  $  (22,138)  $   75,534  $   39,690
                              -----------------------------------------------

   Earnings per share:
       Basic-as reported         $0.00       $0.00        $0.01       $0.00
       Basic-pro forma           $0.00       $0.00        $0.00       $0.00

       Diluted-as reported       $0.00       $0.00        $0.01       $0.00
       Diluted-pro forma         $0.00       $0.00        $0.00       $0.00

7. LITIGATION

In May 2003, the Company reached a settlement agreement in a counterclaim action against its former legal counsel. The terms of the settlement called for the waiver of approximately $32,000 in legal fees owed to the former counsel and for the Company to receive $51,500 in cash. The Company reversed a reserve for the $32,000 in legal fees during the first quarter of 2003. The $51,500 cash settlement was received during the second quarter of 2003 and recorded as other income.

In July, 2003 the Company settled a lawsuit with a former reseller of its products for $30,000. The settlement stipulates that the Company is to pay $10,000 upon the execution of the settlement and $5,000 monthly through November 2003. The Company had fully reserved for the liability in a prior year.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company as of June 30, 2003 and June 30, 2002 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.


                                                 THREE MONTHS   THREE MONTH   SIX MONTHS   SIX MONTHS
                                                    ENDED          ENDED        ENDED        ENDED
                                                   JUNE 30,       JUNE 30,     JUNE 30,     JUNE 30,
                                                     2003           2002         2003         2002
     Revenues:
         Product sales                                91%            92%          90%          92%
         Royalty income                                9              8           10            8
                                                 -----------------------------------------------------
     Total revenues                                  100            100          100          100
     Cost of revenues                                 13             15           12           13
                                                 -----------------------------------------------------
     Gross profit                                     87             85           88           87
                                                 -----------------------------------------------------
     Operating expenses:
         Sales, marketing, general and
           Administrative                             59             60           51           59
         Research and development                     38             30           36           27
                                                 -----------------------------------------------------
           Total operating expenses                   97             90           87           86
                                                 -----------------------------------------------------
     Income (loss) from operations                   (10)            (5)           1            1
     Gain on sale of investment                        4              -            2            -
     Other income, net                                15              -            6            3
                                                 -----------------------------------------------------
     Income (loss) before provision for
       income taxes                                    9             (5)           9            4
     Provision for income taxes                        -              -            -            -
                                                 -----------------------------------------------------
     Net income (loss)                                 9%            (5)%          9%           4%
                                                 =====================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2003  AND 2002

     REVENUES. The Company's revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a royalty report from the licensee. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. For the six months ended June 30, 2003 the Company experienced an overall decline in revenues of 18% as compared to the same period a year ago. The decrease in revenues is due to major changes that were made to Phoenix Technology's website which has decreased the flow of traffic to the Company's website. Phoenix Technology is the manufacturer of Phoenix and Award Bios, which constitutes 84% of the BIOS upgrade revenue and 55% of the Company's total sales for the six month ended June 30, 2003. Prior to February 2003 the company's website was linked to Phoenix's website by a company logo prominently displayed. In February 2003 the logo was removed. This change drastically reduced the Company's leads. These leads enable the Company to sell other core products, most of which have also decreased in 2003. The Company is currently working with Phoenix Technologies on a solution that will satisfy both parties. Future revenue could be adversely affected by the current situation if a change to Phoenix's website is not made. BIOS product sales decreased approximately 19% as compared to the same period one year ago. Royalty revenue decreased by approximately 4% as compared to the same period one year ago.

     COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue decreased to 12% of revenues for the six month period ended June 30, 2003 from 13% for the same period a year ago. This is due to the Company shipping more packages through the United States Post Offices as opposed to sending them with UPS beginning in May 2003. This change has reduced shipping costs and packaging materials as we are provided with boxes from the post office instead of purchasing from an outside source. Royalty expense increased 2% for the six months ending June 30, 2003 from the same period a year ago. This is due to a royalty agreement the Company has entered into with American Megatrends, another manufacturer of BIOS upgrades which the Company sells.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by approximately $179,000, or 30%, for the six month period ended June 30, 2003, from the same period one year ago. This reduction is related to various cost cutting efforts to keep expenses in line with revenue. Another factor in this decrease is the settlement agreement between the Company and former legal counsel which waived approximately $32,000 in fees which were recorded in a prior year and reversed during the first quarter of 2003.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses increased by approximately $30,000 or 11%, for the six month period ended June 30, 2003 from the same six months a year ago. This is directly related to a purchase agreement the Company entered into with Storage Technologies. The agreement allowed the Company to buy the rights to use a product called Power BIOS. This product is used to target BIOS upgrades for motherboards that the Company was not able to upgrade without this technology.

     GAIN ON SALE OF INVESTMENT. In June 2003 the Company sold 30,000 shares of one of its investments for $30,000 in cash. The transaction resulted in a gain of $13,200.

     OTHER INCOME, NET. Other income, net consist of a $51,500 settlement payment received by the Company's former legal counsel and interest income associated with the related party note partially offset by interest expense associated with the long term debt. The increase from the same six month period a year ago is primarily a result of the legal settlement.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2003, cash resources of approximately $126,000 were used by the Company's operating activities as compared to cash of approximately $24,000 used during the same period a year ago.

     The Company's cash balance at June 30, 2003 was approximately $351,000 as compared to approximately $31,000 a year ago. Investments in marketable securities totaled $0 at June 30, 2003, as compared to $317,200 a year ago. This security, PartsBase, Inc., closed a merger transaction on February 21, 2003 where each share of PartsBase, Inc. common stock was converted into the right to receive $1.50 in cash. The Company held 260,000 shares of Partsbase, Inc. and received $390,000 in cash in March 2003. The Company has also received a settlement payment of $51,500 from the lawsuit settled with its former legal counsel and proceeds of $30,000 from the sale of a portion the Company's investment in Xdimensional.

     Working capital increased from an approximate $28,000 deficit at June 30, 2002 to approximately $149,000 at June 30, 2003 primarily driven by the proceeds from the Partsbase transaction, legal settlement and Xdimensional sale. A portion of these proceeds has been used to pay down a portion of the Company's current liabilities. During the quarter ended June 30, 2003 three principal and interest payments were made on the debt related to the settlement agreement with a former CEO, aggregating approximately $8,100. The remaining outstanding principal balance as of June 30, 2003 is approximately $26,000 and is scheduled to be repaid through April 2004.

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly flucutations in results. Such statements are made pusuant to the "safe harbor" provisions established by recent securities legislations, and are based on the assumptions and expectations of the Company's management at the time such statements are made. Important factors that could cause actual results to differ include the timely availability and acceptance of new products, general market conditions governing supply and demand, the impact of competitive products and pricing and other risks detailed in the Company's filings with the Securities and Exchange Commission. Actual results may vary materially. Accordingly you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the Company disclaims any obligations to revise or update such forward-looking statements in order to reflect future events or developments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure and controls and procedures. Based on their evalution of the Company's disclosure controls and procedures 9as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934), as amended (the "Exchange Act") as of the end of the preriod covered by this quarterly report on Form 10-QSB the Company's chief executive officer and accounting manager have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that cold significantly affect these controls subsequent to the date of their most recent evaluation.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April 2000, a former CEO and president, of TouchStone Software Corporation initiated a lawsuit against the Company in federal district court in California. The Complaint alleged, among other things, violations by the Company and its principals of federal and California securities laws, breach of fiduciary duty and negligent misrepresentation. The Company entered into a settlement agreement in the amount of $150,000, with this former CEO on or about November 21, 2001. In full and complete settlement of all claims the Company agreed to pay the following: $50,000 upon execution of the settlement, along with an additional $25,000 within sixty days of the effective date of the action. The Company issued a note for the remaining $75,000, to be paid over 30 months and accruing interest at a rate of 6% per annum. The balance at June 30,2003 is appoximately $26,000.

     In May 2003, the Company reached a settlement agreement in a counterclaim action against its former legal counsel. The terms of the settlement called for the waiver of approximately $32,000 in legal fees owed to the former counsel and for the Company to receive $51,500 in cash. The Company reversed a reserve for the $32,000 in legal fees during the first quarter of 2003. The $51,500 cash settlement was received during the second quarter of 2003 and recorded as other income.

     In July, 2003 the Company settled a lawsuit with a former reseller of its products for $30,000. The settlement stipulates that the Company is to pay $10,000 upon the execution of the settlement and $5,000 monthly through November 2003. The Company had fully reserved for the liability in a prior year.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the six months ended June 30, 2003.

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

                                                TOUCHSTONE SOFTWARE CORPORATION
                                                         (Registrant)

          NAME                            TITLE                        DATE
          ----                            -----                        ----


/s/ Jason K. Raza                 Chief Executive Officer        August 12, 2003
----------------------------      and President
Jason K. Raza



/s/ Michelle L. Hirsh             Accounting Manager             August 12, 2003
----------------------------
Michelle L. Hirsh