Form 10QSB
period 2003-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2003-11-06
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended                             Commission File Number
      September 30, 2003                                      0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                                 95-3778226
       (State or other jurisdiction                     (I.R.S. Employer
    of  incorporation or organization)                 Identification No.)


        1538 Turnpike St., North Andover, Massachusetts         01845
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

       The number of shares of Common Stock of the Registrant outstanding as of November 6, 2003 was 11,440,060 shares.

================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

            Consolidated Balance Sheet -- September  30, 2003 ..........     3

            Consolidated Income Statements -- Three and Nine Months
              Ended September 30, 2003 and 2002 ........................     4

            Consolidated Statements of Cash Flows -Nine Months Ended
              September 30, 2003 and 2002 ..............................     5

            Notes to Consolidated Financial Statements .................   6-8

ITEM 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................  9-12

ITEM 3.     Controls and Procedures ....................................    13

PART II.    OTHER INFORMATION

ITEM 1.      Legal Proceedings .........................................    13

ITEM 2.      Changes in Securities

ITEM 3.      Defaults Upon Senior Securities

ITEM 4.      Submission of Matters to a Vote of Security Holders

ITEM 5.      Other Information

ITEM 6.      Exhibits and Reports on Form 8-K ..........................    13

Signatures .............................................................    15

Exhibits ............................................................... 16-21

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (unaudited)

ASSETS
------
Current assets:
       Cash and cash equivalents ................................        $    342,872
       Accounts receivable, net ($760 allowance for bad debt) ...              18,826
       Inventories ..............................................              25,329
        Deferred Tax Asset ......................................              25,318
       Prepaid expenses and other current assets ................              14,409
                                                                         ------------
                Total current assets ............................             426,754

Note receivable, related party ..................................              96,724
Investments, other ..............................................             164,227
Property, and equipment, net ....................................              12,783
                                                                         ------------
                                                                         $    700,488
                                                                         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
       Current maturities of long-term debt .....................        $     18,517
       Accounts payable .........................................              38,808
       Accrued payroll and related expenses .....................              46,701
        Accrued income taxes ....................................              25,318
       Other accrued expenses ...................................              83,650
                                                                         ------------
              Total current liabilities .........................             212,994
                                                                         ------------

              Total liabilities .................................             212,994
                                                                         ------------

Shareholders' equity:
       Preferred stock, $.001 par value, 3,000,000 shares
          authorized, none issued or outstanding
       Common stock, $.001 par value, 20,000,000 shares
          authorized, 11,440,060 issued and outstanding .........              11,440
       Additional paid-in capital ...............................          20,979,684
       Deferred compensation ....................................             (42,634)
       Accumulated deficit ......................................         (20,460,996)
                                                                         ------------
              Total shareholders' equity ........................             487,494
                                                                         ------------
                                                                         $    700,488
                                                                         ============

The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (unaudited)


                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                         ------------------------------      ------------------------------
(unaudited)                                                  2003              2002              2003              2002
                                                         ------------      ------------      ------------      ------------
Revenues:
     Product sales .................................     $    350,344      $    411,192      $  1,088,257      $  1,355,969
     Royalty income ................................            2,345            23,789            81,004           105,675
                                                         ------------      ------------      ------------      ------------
        Net revenues ...............................          352,689           464,981         1,169,261         1,461,644
Cost of revenues ...................................           38,764            50,507           139,027           176,315
                                                         ------------      ------------      ------------      ------------
        Gross profit ...............................          313,925           414,474         1,030,234         1,285,329
                                                         ------------      ------------      ------------      ------------

Operating expenses:
     Sales,marketing, general and administrative ...          204,605           246,324           617,033           831,160
     Research and development ......................          120,800           129,938           416,089           394,975
                                                         ------------      ------------      ------------      ------------

     Total Operating Expenses ......................          325,405           376,262         1,033,122         1,226,135
                                                         ------------      ------------      ------------      ------------

Income (Loss) from Operations ......................          (11,480)           38,212            (2,888)           59,194

Impairment loss on Investment ......................                           (176,500)                           (176,500)
Gain on sale of investment .........................           31,014              --              44,214              --
Other income, net ..................................            1,944               222            56,014            26,458
                                                         ------------      ------------      ------------      ------------
Income (loss) before provision for income taxes ....           21,478          (138,066)           97,340           (90,848)
Provision for income taxes .........................             --                --                --               7,057
                                                         ------------      ------------      ------------      ------------
Net Income(loss) ...................................     $     21,478      $   (138,066)     $     97,340      $    (97,905)
                                                         ============      ============      ============      ============

Basic earnings (loss) per share ....................     $       0.01      $      (0.01)     $       0.01      $      (0.01)

Basic weighted average shares outstanding ..........       11,440,060        11,440,060        11,440,060        11,440,060

Diluted  earnings (loss) per share .................     $       0.01      $      (0.01)     $       0.01      $      (0.01)

Diluted weighted average shares outstanding ........       12,301,010        11,440,060        12,301,010        11,440,060


The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  Nine months ended
                                                                                         ---------------------------------
                                                                                         September 30,        September 30,
                                                                                             2003                 2002
                                                                                         ------------         ------------
Cash flows from operating activities:
    Net Income (loss) ...........................................................        $     97,340         $    (97,905)
       Adjustments to reconcile net Income (loss) to net cash used in operating activities
              Depreciation ......................................................              10,681               15,516
              Amortization of deferred compensation .............................               1,350                1,350
              Provision for doubtful accounts ...................................                (239)               3,351
                 Loss on investment, net ........................................                                  176,500
                 Gain on sale of investment .....................................             (44,214)
              Deferred income taxes .............................................             (13,318)                --
                 CHANGES IN OPERATING ASSETS AND LIABILITIES
              Accounts receivable ...............................................              (8,294)              (5,972)
              Inventories .......................................................                 859                1,576
              Prepaid expenses and other current assets .........................              (8,349)              (3,208)
              Accounts payable ..................................................            (241,155)             (53,142)
                Accrued liabilities .............................................               8,130              (64,200)
                                                                                         ------------         ------------
                 Net cash used in operating activities ..........................            (197,209)             (26,134)
                                                                                         ------------         ------------

Cash flows from investing activities:
         Proceeds from sale of investments ......................................             490,487                 --
       Principle repayments on note receivable, related party ...................                  45               70,707
                                                                                         ------------         ------------
              Net cash provided by investing activities .........................             490,532               70,707
                                                                                         ------------         ------------

Cash flows from financing activities:
       Payment on long-term debt ................................................             (22,877)             (21,549)
                                                                                         ------------         ------------
                 Net cash used in financing activities ..........................             (22,877)             (21,549)
                                                                                         ------------         ------------

Net increase in cash and cash equivalents .......................................             270,446               23,024
Cash and cash equivalents, beginning of period ..................................              72,426                 --
                                                                                         ------------         ------------
Cash and cash equivalents, end of period ........................................        $    342,872         $     23,024
                                                                                         ------------         ------------

Supplemental disclosure of cash flow information: Cash paid during the period for:
                 Interest .......................................................        $      2,803         $      4,401
                                                                                         ------------         ------------
                 Income taxes ...................................................        $       --           $       --
                                                                                         ------------         ------------

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

BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete consolidated financial statements and should be read in conjuction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Such adjustments consisted only of normal recurring items.

The operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses and operating cash flow deficits, has an accumulated deficit of $20,460,996 at September 30, 2003, and is dependent on its current cash reserves to fund future operations and operating cash flow. In addition, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to increased competition from other companies and obsolescence of its products and services. Also amoung these risks are the decreased sales leads the Company is facing with the change of Phoenix Technology's website. Prior to February 2003 the Company's website was linked to Phoenix's website by a Company logo prominently displayed. In February 2003 the logo was removed. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at September 30, 2003. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

2.       EARNINGS PER SHARE

Pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the period ended September 30, 2003. At September 30, 2003 the number of outstanding stock options and warrants were 860,950. Common stock equivalents have not been included in the calculation of diluted EPS for the nine months ended September 30, 2002 as their effect would have been antidilutive.

                                                          For the Nine Months
                                                          Ended September 30,

                                                           2003          2002
                                                           ----          ----
Weighted average number of shares outstanding basic:    11,440,060    11,440,060


Weighted average number of shares outstanding diluted:  12,301,010    11,440,060

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

Total advances under this agreement amounted to $350,000 plus accrued interest of $49,230, of which $302,506 has been repaid through September 30, 2003. The balance at September 30, 2003 is $96,724.


4.       INVESTMENTS

INVESTMENTS, MARKETABLE SECURITIES. The security which accounted for the Company's Investments, Marketable Securities at December 31, 2002, closed a merger transaction in February 2003 from which the Company received $390,000 in cash during March 2003 in exchange for its ownership interest in that entity.

INVESTMENTS, OTHER. Investments, other at September 30, 2003, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each investee. During June 2003 the Company sold a portion of one of these investment for $30,000 in cash. The transaction resulted in a $13,200 gain. During September 2003 the Company sold a portion of one of these investment for $70,487 in cash. The transaction resulted in a $31,014 gain. The Company's carrying value of these investments represents their adjusted cost at September 30, 2003.

         The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At September 30, 2003, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the nine months ended September 30, 2003.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

5.       INCOME TAXES

No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at September 30, 2003 and 2002, respectively.

6.       STOCK OPTION

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                          Three Months Ended                     Nine Months Ended
                                             September 30,                         September 30,
                                    ------------------------------         ------------------------------
                                        2003               2002               2003               2002
                                        ----               ----               ----               ----
     Net income (loss) as
        Reported                    $    21,478        $  (138,066)        $    97,340        $   (97,905)
     Pro forma impact of
        expensing options                   164                236                 492                708
     Pro forma net
        income (loss)               $    21,314        $  (138,302)        $    96,484            (98,613)


     Earnings per share:
         Basic-as reported          $      0.01        $     (0.01)        $      0.01        $     (0.01)
         Basic-pro forma            $      0.01        $     (0.01)        $      0.01        $     (0.01)

         Diluted-as reported        $      0.01        $     (0.01)        $      0.01        $     (0.01)
         Diluted-pro forma          $      0.01        $     (0.01)        $      0.01        $     (0.01)

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company as of September 30, 2003 and September 30, 2002 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.


            The following table sets forth, for the periods indicated certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.

                                                               Three Months    Three Months    Nine Months     Nine Months
                                                                 ended           ended           ended           ended
                                                               September 30,   September 30,   September 30,   September 30,
                                                                  2003            2002            2003            2002
                                                                ------------------------------------------------------
         Revenues:
             Product sales                                          99%             95%             93%             93%
             Royalty income                                          1               5               7               7
                                                                ------------------------------------------------------
         Total revenues                                            100             100             100             100
         Cost of revenues                                           11              11              12              12
                                                                ------------------------------------------------------
         Gross profit                                               89              89              88              88
                                                                ------------------------------------------------------
         Operating expenses:
             Sales, marketing, general and
                Administrative                                      58              53              52              57
             Research and development                               34              28              36              27
                                                                ------------------------------------------------------
                     Total operating expenses                       92              81              88              84
                                                                ------------------------------------------------------
         Income (loss) from operations                              (3)              8            --                 4
         Gain on sale of investment                                  9            --                 4
         Impairment Loss                                           (38)            (12)
         Other income, net                                        --              --                 5               2
                                                                ------------------------------------------------------
         Income (loss) before provision for income taxes
                                                                     6             (30)              9              (6)
         Provision for income taxes                               --              --                 1
                                                                ------------------------------------------------------
         Net loss                                                    6%            (30)%             9%             (7)%
                                                                ======================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003  AND 2002

            REVENUES. The Company's revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a royalty report from the licensee. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. For the nine months ended September 30, 2003 the Company experienced an overall decline in revenues of 20% as compared to the same period a year ago. The decrease in revenues is due to major changes that were made to Phoenix Technology's website which has decreased the flow of traffic to the Company's website. Phoenix Technology is the manufacturer of Phoenix and Award Bios, which constitutes 86% of the BIOS upgrade revenue and 64% of the Company's total revenue for the nine months ended September 30, 2003. Prior to February 2003 the Company's website was linked to Phoenix's website by a Company logo prominently displayed. In February 2003 the logo was removed. This change drastically reduced the Company's leads. These leads enable the Company to sell other core products, most of which have also decreased in 2003. The Company is currently working with Phoenix Technologies on a solution that will satisfy both parties. Future revenue could be adversely affected by the current situation if a change to Phoenix's website is not made. BIOS product sales decreased approximately 9% as compared to the same period one year ago. Royalty revenue decreased by approximately 23% as compared to the same period one year ago. This is a direct result of both royalty agreements the Company had in place coming to an end.

            COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue remained at 12% of revenues for the nine month period ended September 30, 2003 as it was for the same period a year ago. Royalty expense decreased 17% for the nine months ending September 30, 2003 from the same period a year ago. This is due primarily to the decline of award BIOS sales.

            SALES, MARKETING, GENERAL AND ADMINISTRATIVE. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by approximately $214,000, or 26%, for the nine month period ended September 30, 2003, from the same period one year ago. This reduction is related to various cost cutting efforts to keep expenses in line with revenue. Another factor in this decrease is the settlement agreement between the Company and former legal counsel which waived approximately $32,000 in fees which were recorded in a prior year and reversed during the first quarter of 2003.

            RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses increased by approximately $21,000 or 5%, for the nine month period ended September 30, 2003 from the same period one year ago. This is directly related to a purchase agreement the Company entered into with Storage Technologies. The agreement allowed the Company to buy the rights to use a product called Power BIOS. This product is used to target BIOS upgrades for motherboards that the Company was not able to upgrade without this technology.

            GAIN ON SALE OF INVESTMENT. In June 2003 the Company sold 30,000 shares of one of its investments for $30,000 in cash. The transaction resulted in a gain of $13,200. In September 2003 the Company sold another 70,487 shares of the same investment for $70,487 in cash. The transaction resulted in a gain of approxiamtely $31,000.

            OTHER INCOME, NET. Other income, net consist of a $51,500 settlement payment received from the Company's former legal counsel and interest income associated with the related party note partially offset by interest expense associated with the long term debt. The increase from the same nine month period a year ago is primarily a result of the legal settlement.

LIQUIDITY AND CAPITAL RESOURCES

            During the nine months ended September 30, 2003, cash resources of approximately $197,000 were used by the Company's operating activities as compared to cash of approximately $26,000 used during the same period a year ago.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

            The Company's cash balance at September 30, 2003 was approximately $343,000 as compared to approximately $23,000 a year ago. Investments in marketable securities totaled $0 at September 30, 2003, as compared to $348,400 a year ago. This security, PartsBase, Inc., closed a merger transaction on February 21, 2003 where each share of PartsBase, Inc. common stock was converted into the right to receive $1.50 in cash. The Company held 260,000 shares of Partsbase, Inc. and received $390,000 in cash in March 2003. The Company has also received a settlement payment of $51,500 from the lawsuit settled with its former legal counsel and proceeds of $100,487 from the sale of a portion the Company's investment in Xdimensional.

            Working capital increased from approximately $39,500 at September 30, 2002 to approximately $214,000 at September 30, 2003 primarily driven by the net income over the nine month period and Xdimensional sale. A portion of these proceeds has been used to pay down a portion of the Company's current liabilities. During the quarter ended September 30, 2003 three principal and interest payments were made on the debt related to the settlement agreement with a former CEO, aggregating approximately $8,100. The remaining outstanding principal balance as of September 30, 2003 is approximately $18,500 and is scheduled to be repaid through April 2004.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE AND CONTROLS AND PROCEDURES. Based on their evalution of the Company's disclosure controls and procedures as defined in Rules 13a-15(c) and 15d-15(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the preriod covered by this quarterly report on Form 10-QSB the Company's chief executive officer and accounting manager have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Ehibits

               31.1 Certification by CEO to Section 302
               31.2 Certification by Accounting Manager to Section 302
               32.1 Certification by CEO to Section 906
               32.2  Certification by Accounting Manager to Section 906

         (b) Reports on Form 8-K

               On September 25, 2003 the Company filed a current report on form 8-K under item 4 Changes in Company Certifying Accountant. Effective September 25, 2003, TouchStone Software Corporation replaced its current independent public accountants, Vitale Caturano & Company, P.C. with Sullivan Bille, P.C. The Company had no accounting disputes with VCC but felt a need to change to a new audit form due to a need to reduce its future audit expenses.

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

                                            TouchStone Software Corporation
                                                      (Registrant)

         Name                             Title                      Date
         ----                             -----                      ----



/s/   Jason K. Raza                 Chief Executive Officer     November 6, 2003
--------------------------------    and President
      Jason K. Raza



/s/   Michelle L. Carrozzella       Accounting Manager          November 6, 2003
--------------------------------
    Michelle L. Carrozzella