Form 10KSB
period 2003-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2004-03-25
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2003

                         Commission File Number 0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
                         -------------------------------

                 Delaware                               95-3778226
                 --------                               ----------
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

                  1538 Turnpike Street, North Andover, MA 01845
                    (Address of principal executive offices)

                    Issuer's telephone number: (978)686-6468

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended December 31, 2003 were $1,567,129.

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $2,407,671 as of March 16, 2004.

On March 16, 2004, the Registrant had outstanding 11,440,060 shares of voting Common Stock, $.001 par value.
================================================================================

                         TOUCHSTONE SOFTWARE CORPORATION
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

                                     PART I.

Item 1.   Description of Business ........................................   3-7
Item 2.   Description of Properties.......................................    7
Item 3.   Legal Proceedings...............................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.............    7

                                    PART II.

Item 5.   Market for Registrant's Common Equity, Related
          Stockholder Matters and Small Business Issuer
          Purchase of Equity Securities...................................    8
Item 6.   Management's Discussion and Analysis or Plan of Operation.......  8-15
Item 7.   Consolidated Financial Statements............................... 16-32
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures............................   33
Item 8A.  Controls and Procedures.........................................   33

                                    PART III.

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act....................................................   34
Item 10.  Executive Compensation.......................................... 35-36
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stock Holder Matters.....................   36
Item 12.  Certain Relationships and Related Transactions..................   37
Item 13.  Exhibits and Reports on Form 8-K................................   38
Item 14.  Principal Accountant Fees and Services..........................   38

Signatures................................................................   40

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

     We are the world's oldest and largest provider of BIOS Upgrades with over 14 years of unparalleled excellence in the industry. Not only are we the oldest and largest BIOS Upgrade Company, but we are also the exclusive authorized BIOS upgrade company and support center for Phoenix Technologies, Inc. (NASDAQ PTEC) AwardBIOS. For many years, we have enjoyed our relationships with the world's leading Motherboard Manufacturers and our engineering team works closely with all of these companies to ensure that we have the absolute latest code to include with our BIOS Upgrades. It is because of our experience, knowledge and expertise that we are confident that we can upgrade the BIOS on any PC and have long enjoyed the reputation of being the source for BIOS Upgrades.

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

ISA/PCI                       The ISA and PCI Postcard is a plug-in diagnostic
POSTCARD                      card to aid IT professionals and PC end-users
                              alike to determine the causes of their system failures. It requires no operating system to run and works on any PC or compatible. The ISA
                              POSTcard can be plugged into any XT, AT, ISA or EISA compatible expansion slot and the PCI
                              POSTcard can be plugged into any PCI expansion slot and in seconds POSTcard is displaying test results, often pinpointing the exact bad component. The POSTcard user's manual lists the BIOS POST codes of all major BIOS vendors.

eSupport.com currently offers the following services:

--------------------------------------------------------------------------------
SERVICE                       DESCRIPTION
--------------------------------------------------------------------------------

BIOS                          TouchStone is a full-service engineering company
ENGINEERING                   with software and hardware engineers that have
AND OEM                       extensive experience in BIOS development, embedded
SERVICES                      designs, and all aspects of the system management
                              software design and development. As an independent authorized distributor of Award/Phoenix,
                              TouchStone has access to the very latest source code and development techniques.


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

     The BIOS Upgrade business is part of a fast changing industry. The ability of the Company to grow or to achieve reliable sources of cash flow is dependent to a large extent on the ability of the Company to develop new products and new versions of existing products. Given the results of the last five years, and the competitive factors affecting the software industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing and developing products that can compete profitably in this industry. Furthermore, the Company has encountered new proprietary technologies being used by motherboard manufacturers, which are significantly more complex than those previously encountered in the development of the Company's products. This may result in significant delays and greater expense than normally encountered by the Company in the development of its products.

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

DISTRIBUTION, SALES, AND MARKETING

     The Company currently markets its products via a direct inbound and outbound sales force and the Internet. The Company's sales force as of March 16, 2004 consisted of a direct sales team of 5 individuals who receive salary plus commissions. The Company also utilizes outside consultants in its marketing efforts, including design and development of product packaging, advertisements, and promotional items.

COMPETITION

     The market for BIOS Upgrade products is intensely competitive and constantly changing. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company's products. Many of these firms have substantially greater financial resources, technical personnel and marketing resources than the Company. Moreover, there are no proprietary barriers to entry into the BIOS Upgrade market that could keep competitors from developing and selling and/or giving away products, which compete with those marketed by the Company. Increased competition may result in a reduction in consumer demand of the Company's products; and any of these events could have a material adverse effect on the Company's operating results.

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

EMPLOYEES

     As of March 16, 2004, we had 14 full-time employees and 2 part-time employees. We believe that our future success is dependent on attracting and retaining highly skilled engineering, sales, and marketing personnel. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company maintains its offices and research and development function in a facility containing approximately 3,800 square feet in North Andover, Massachusetts. The Company was renting the office from a related party real estate trust, owned 100% by Pierre Narath, TouchStone's Chairman of the Board, until February of 2003. Rental payments to the related real estate trust in 2003 and 2002 were $12,000 and $73,000, respectively. The Company signed a one year lease starting March 1, 2003 at a monthly rent of $4,100 with an unrelated real estate trust. Rental payments to the new real estate trust in 2003 were 41,000. As of March 1, 2004 the Company is operating as a tenant at will, as there has been no new lease agreement put in place. Its data server is located in Andover, Massachusetts, in a facility operated and maintained by Navisite Inc.

ITEM 3. LEGAL PROCEEDINGS

     During 2002, former legal counsel for the Company initiated a lawsuit against the Company in federal district court in California seeking fees for legal services that were rendered to the Company in conjunction with a settlement agreement. The Company had filed a counterclaim to this lawsuit claiming conflict of interest on the side of former legal counsel. This suit was settled in arbitration in May 2003 in favor of the Company. Former legal counsel reversed the legal service fees and paid the Company $51,500 for the counterclaim.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the quarter ended December 31, 2003.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

     The Company's shares trade on the OTC Bulletin Board under the symbol "TSSW". The high and low closing sale prices for a share of the Company's Common Stock set forth below for the periods indicated are as reported on the OTC Bulletin Board:


2003 - Quarter ended
--------------------
December 31, 2003              0.14               0.10
September 30, 2003             0.07               0.07
June 30, 2003                  0.05               0.05
March 31, 2003                 0.05               0.05

2002 - Quarter ended
--------------------
December 31, 2002              0.04               0.05
September 30, 2002             0.04               0.06
June 30, 2002                  0.04               0.07
March 31, 2002                 0.03               0.05

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

     As of December 31, 2003, there were approximately 2,900 holders of record of TouchStone's common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

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

     The Company has not sold or issued any unregistered securities within the last three years.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     During 2003, the Company experienced a decrease in revenues and an operating loss as compared to operating income in 2002. The decrease in revenues was mainly due to a decrease of BIOS code and third party sales. These results are attributed to major changes that were made to Phoenix Technology's website in February 2003 which has significantly decreased the flow of traffic to the Company's website. Phoenix Technology is the manufacturer of Phoenix and Award BIOS, which constitutes approximately 60% of the Company's income. This decreased traffic has resulted in lower third party sales the Company engages in. The Company has sought alternative means of capturing sales leads mainly through co-brand agreements with other computer related companies and agreements with internet search engines.

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

     The Company's customers include primarily end-users, enterprises such as Fortune 500 corporations, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. eSupport.com markets and licenses its products and services worldwide.

     The Company's revenues consist of product sales and royalty income. Royalty income is derived from sales of the Company's products under agreements with co-publishers, and OEM customers in the United States. Product revenues are recorded at the time products are shipped. Although the Company attempts to monitor and manage the volume of its sales returns due to the nature of its direct sales business, the Company's operations are subject to substantial and unpredictable risk of product returns. The Company has and expects to continue to experience approximately an 8.5% return rate.

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

     The following information should be read in conjunction with the audited consolidated financial statements included herein. All dollar amounts presented have been rounded and all percentages are approximate.

CRITICAL ACCOUNTING POLICIES

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

RESULTS OF OPERATIONS

     The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

                                                        2003       2002
                                                        ----       ----
Revenues:

            Product sales                               93.3%      92.7%
            Royalty income                               6.7        7.3
                                                      -------    -------
            Total revenues                             100.0      100.0

Cost of revenue                                         12.2       12.4
                                                      -------    -------
            Gross profit                                87.8       87.6
                                                      -------    -------

Sales, marketing, general and administrative            53.6       57.1
Research and development                                34.6       28.8
                                                      -------    -------
Total operating expenses                                88.2       85.9
                                                      -------    -------
Income (loss) from operations                           (0.4)       1.7

Realized gain on sale of investments                     2.8        --
Impairment loss on investments                          (1.1)     (23.5)
Settlement costs                                         --        (0.1)
Other income, net                                        3.8        1.5
                                                      -------    -------
Income (loss) before taxes                               5.1      (20.4)
Provision for income taxes                               --         --
                                                      -------    -------
Net Income (loss)                                        5.1%     (20.4)%
                                                      =======    =======

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

     REVENUES. Total product sales decreased 17% to $1,462,300 in 2003 from $1,767,000 in 2002 due primarily to the decrease in BIOS Code Revenue and Third Party Sales. The Cardware product sales declined nearly 14% as compared to 2002 and Diagnostic Card sales declined nearly 44% from 2002. Management's ongoing reorganization plan provides for significant emphasis to be placed on the BIOS products which represented 70% of Revenues for the year ended December 31, 2003.

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

     --------------------------------------------------------------------------
     Product Information                  2003         %        2002         %
     ------------------------------ ------------- ------- ------------- -------
         BIOS Upgrades                $1,095,129     70%    $1,165,676     61%
     ------------------------------ ------------- ------- ------------- -------
         CheckIt PE                      137,068      9%       212,531     11%
     ------------------------------ ------------- ------- ------------- -------
         Engineering Services             21,800      1%        94,321      5%
     ------------------------------ ------------- ------- ------------- -------
         Royalties                       104,811      7%       140,117      7%
     ------------------------------ ------------- ------- ------------- -------
         CardWare                         24,163      1%        27,965      2%
     ------------------------------ ------------- ------- ------------- -------
         Third Party Products             56,761      3%        49,353      3%
     ------------------------------ ------------- ------- ------------- -------
         Diagnostic Cards                121,577      8%       217,056     11%
     ------------------------------ ------------- ------- ------------- -------
         Miscellaneous Income              5,820      1%             -       -
     ------------------------------ ------------- ------- ------------- -------
             Total Revenues           $1,567,129    100%    $1,907,019    100%
     --------------------------------------------------------------------------

     GROSS PROFIT. Gross profit as a percentage of total revenues remained unchanged in 2003 from 2002.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, marketing, general and administrative expenses decreased approximately 22% from $1,089,000 in 2002 to $839,500 in 2003, primarily as a result of the overall reduction of staff as part of the Company's continued efforts at bringing the number of employees in line with current revenues. With the decrease in sales, came a decrease in sales marketing, general and administrative expenses as a percentage of total revenues from 57% in 2002 to 53.6% in 2003. These decreases were mainly related to a decrease in employee count, legal fees, travel costs and outside services the company employed in the course of business in 2002.

     RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expense from $549,000 in 2002 to $541,700 in 2003 is attributable to a decreased salary expense in this department. All outside consultant costs have been cut completely. Research and development expense increased as a percentage of total revenues from 28.8% in 2002 to 34.6% in 2003 due to the decrease in revenue.

     GAIN ON SALE OF INVESTMENTS. During 2003 the Company sold 30,000 shares of Xdimensional stock for $1 per share in June 2003. This resulted in a gain of $13,200. The Company sold another 70,487 shares in September 2003 for $1 per share. This resulted in another gain on sale of $31,014.

     IMPAIRMENT LOSS ON INVESTMENTS. The Company has concluded that the fair value of one of its two investments has declined. Fatpipe, Inc., formally Ragula Systems had completed a round of financing at $1.14 per share to raise $3,000,000 in July 2003. The Company was carrying this investment at $1.47 a share. Accordingly, the Company has recorded a realized loss for the year ended December 31, 2003 for $16,500.

     OTHER INCOME. Other income increased from approximately $28,000 in 2002 to approximately $58,600 in 2003. This increase is mainly attributable to the settlement of $51,500 from former legal counsel.


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

     Product information is presented in categories in the table above. The Company's core product is the BIOS upgrades. The BIOS engineering services along with any other diagnostic services performed by the Company are grouped and presented as a group. The Company also receives royalties from customers who have purchased unlimited site licenses related to its BIOS products. CheckIT PE and Cardware are the two products the Company is licensed to resell on behalf of Smith Micro Software and ApSoft, respectively.

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

     LOSS ON SALE OF INVESTMENTS. During 2002 the Company did not sell any investments.

     IMPAIRMENT LOSS ON INVESTMENTS. The Company has concluded that the decline in fair value of two of its investments is other than temporary. Accordingly, the Company recorded a realized loss of $450,000 on its marketable and non-marketable investments, for the year ended December 31, 2002.

     Settlement Costs. The company recorded a one time charge of $2,000 to terminate an advertising contract.

     OTHER INCOME. Other income increased from approximately $12,500 in 2001 to approximately $28,000 in 2002. This increase is mainly attributable to the Company receiving a foreign tax refund of approximately $25,000 related to operations of the Company's former subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from approximately $59,000 at December 31, 2002 to approximately $217,000 at December 31, 2003 primarily driven by the net income over the twelve month period and Xdimensional sale. A portion of these proceeds has been used to pay down a portion of the Company's current liabilities.

     The Company's cash balance at December 31, 2003 was approximately $356,000, as compared to $72,400 a year ago. During the year ended December 31, 2003, the Company had a negative cash flow of approximately $176,000 from operating activities as compared to the year ended December 31, 2002 when it had a positive cash flow of $37,000 from operating activities. The Investment in marketable securities totaled $0 at December 31, 2003, as compared to $390,000 a year ago when this was converted to cash. This security, PartsBase, Inc., closed a merger transaction on February 21, 2003 where each share of PartsBase, Inc. common stock was converted into the right to receive $1.50 in cash. The Company held 260,000 shares of Partsbase, Inc. and received $390,000 in cash in the second quarter of 2003.

     Management's reorganization plan provided for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities in 2002. As part of the Company's continued reorganization plan, effective April 1, 2002, and concurrent with the expiration of his employment agreement, Pierre Narath resigned his positions of President and Chief Executive Officer and now serves as Chairman of the Board of Directors of the Company. Jason Raza assumed the duties of President and Chief Executive Officer at that time. Commencing April 1, 2002, Mr. Raza and Mr. Narath have agreed to annual base salaries of approximately $150,000 and $70,000 per year, respectively. Mr. Raza had signed an employment contract dated March 1, 2003 which was renewed at $150,000 for two years. The reduction in annual executive compensation based on this realignment has benefited the Company's ongoing cash flows.

     Management expects that the cash balance, lower long term and current debt and the benefits from the reduction in overall compensation to be sufficient to meet its cash requirements. Other additional sources of financing, including additional private debt or equity capital are being explored, along with seeking merger candidates with whom the Company has substantial synergies. The Company continues to operate with no material commitments for capital expenditures.


RECENT ACCOUNTING PRONOUNCEMENTS

            RECENTLY ISSUED ACCOUNTING STANDARDS. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSET." (SFAS 144). Among other provisions, SFAS 144 sets forth the six criteria, all of which must be met, before a long-lived asset to be sold shall be classified as held for sale. SFAS 144 is effective for fiscal year 2002. The adoption of SFAS 144 did not have a material effect on the financial position or results of operations of the Company.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have an impact on its financial position or operating results.

     In May 2003, the FASB issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have an impact on its financial position or operating results.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The following discussion and analysis of TouchStone Software Corporation's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and other financial information included herein. The Management's Discussion and Analysis or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Future events and results could differ materially from those set forth in or underlying the forward looking statements.

     The Annual Report on Form 10-KSB contains forward looking statements. Statements containing expressions such as "may", "will", "project", or "might", "expect", "believe", "anticipate", "intend", "could", "would", "estimated", "potential", "continue", or "pursue", or the negative or other variations thereof or comparable terminology used in the Company's press releases and in it reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. These forward-looking statements, which are included in accordance with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that actual results will not differ materially from these expectations. From time to time, these risks, uncertainties and other factors are discussed in the Company's filings with the Securities and Exchange Commission. Such factors include, but are not limited to, the following:

          o that we will continue to enter reseller and original equipment manufacturer relationships;
          o that current relationships with BIOS manufacturers will remain unchanged and they will continue to be supportive with resources such as links to our website from theirs;
          o    that we anticipate our gross margins may increase;
          o that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next year;
          o    our ability to secure additional sources of financing;
          o    our ability to control operating expenses;
          o    a decline in the general economy; and
          o unauthorized resellers of Phoenix and Award BIOS that may engage in business.

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

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     WE HAVE INCURRED SUBSTANTIAL LOSSES THROUGH DECEMBER 31, 2003 AND CAN NOT ASSURE FUTURE OPERATING INCOME.

     The Company has suffered recurring operating losses, has an accumulated deficit of $20,477,768 at December 31, 2003, and is dependent on its investment portfolio and its cash balance to fund projected future operations however this portfolio has deteriorated in the last two years. If our revenue grows more slowly than we currently anticipate or if our operating expenses increase, our business, results of operations and financial condition will be materially and adversely affected. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2003.

     OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF OUR FUTURE RESULTS.

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

     WE MAY NEED ADDITIONAL FINANCING WHICH COULD BE DIFFICULT TO OBTAIN.

     OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY.

     OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

     The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, many of which are beyond our control, including:

     o    actual or anticipated fluctuations in our results of operations
     o    our ability to raise additional capital if needed
     o    technological innovations by us or our competitors
     o    increased competition
     o    additions or departures or key personnel
     o    conditions and trends in our industry
     o    general market conditions
     o our common stock is currently traded on the Over The Counter Bulletin Board, where share price volatility is more prevalent.

ITEM 7. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  TouchStone Software Corporation:


We have audited the accompanying consolidated balance sheet of TouchStone Software Corporation and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $20,477,768 at December 31, 2003, and is largely dependent on its investment portfolio to fund future operations, which raises substantial doubt about its ability to continue as a going concern at December 31, 2003. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Sullivan Bille, P.C.

February 4, 2004
Boston, Massachusetts

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
TouchStone Software Corporation:


We have audited the accompanying consolidated balance sheet of TouchStone Software Corporation and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Vitale, Caturano & Company, P.C.

March 14, 2003
Boston, Massachusetts

                         TouchStone Software Corporation
                           Consolidated Balance Sheet
                           December 31, 2003 and 2002

                                                               2003             2002
                                                           ------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                             $    356,333     $     72,426
     Investments, marketable securities                            --            390,000
     Accounts receivable, net                                    13,166           10,294
     Inventory                                                   21,777           26,188
     Deferred tax asset                                            --             12,000
     Prepaid expenses and other current assets                   22,162            6,060
                                                           ------------     ------------
               Total current assets                             413,438          516,968

Note receivable, related party                                   96,708           96,769
Investments, other                                              147,727          220,500
Property and equipment, net                                      10,029           23,464
                                                           ------------     ------------
                                                           $    667,902     $    857,701
                                                           ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                  $     10,660     $     30,581
     Accounts payable                                            51,042          279,963
     Accrued payroll and related expenses                        39,091           64,297
     Accrued income taxes                                          --             12,000
     Other accrued liabilities                                   95,937           71,242
                                                           ------------     ------------
               Total current liabilities                        196,730          458,083

Long-term debt, net of current maturities                          --             10,813
                                                           ------------     ------------
               Total liabilities                                196,730          468,896
                                                           ------------     ------------

      Commitment and Contingencies

Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
          authorized, none issued or outstanding                   --               --
     Common stock, $.001 par value, 20,000,000
     shares authorized; 11,440,060 shares issued and
     outstanding                                                 11,440           11,440
     Additional paid-in capital                              20,979,684       20,979,684
     Deferred compensation                                      (42,184)         (43,984)
     Accumulated deficit                                    (20,477,768)     (20,558,335)
                                                           ------------     ------------
       Shareholders' equity, net                                471,172          388,805
                                                           ------------     ------------
                                                           $    667,902     $    857,701
                                                           ============     ============

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statement of Operations
                     Years Ended December 31, 2003 and 2002

                                                          2003             2002
                                                      ------------     ------------
Revenues:
     Product sales                                    $  1,462,318     $  1,766,902
     Royalty income                                        104,811          140,117
                                                      ------------     ------------
          Total revenues                                 1,567,129        1,907,019
Cost of revenues                                           191,595          235,588
                                                      ------------     ------------
          Gross profit                                   1,375,534        1,671,431
                                                      ------------     ------------

Operating expenses:
     Sales, marketing, general
      and administrative                                   839,505        1,089,016
      Research and development                             541,743          548,870
                                                      ------------     ------------
          Total operating expenses                       1,381,248        1,637,886
                                                      ------------     ------------
Income (loss) from operations                               (5,714)          33,545
                                                      ------------     ------------

Other Income (expense)  :
      Realized gain on sale of investments
                                                            44,214             --
      Impairment loss on investments                       (16,500)        (449,500)
      Settlement costs                                        --             (2,000)
      Other income, net                                     58,567           28,010
                                                      ------------     ------------
          Other Income (expense), net                       86,281         (423,490)
                                                      ------------     ------------
Income (loss) before, provision for income taxes            80,567         (389,945)
Provision for income taxes                                    --               --
                                                      ------------     ------------
Net income (loss)                                     $     80,567     $   (389,945)
                                                      ============     ============

Basic income (loss)  per share                        $       0.01     $      (0.03)
                                                      ============     ============


Basic weighted average shares outstanding               11,440,060       11,440,060
                                                      ============     ============

Diluted income (loss) per share                       $       0.01     $      (0.03)
                                                      ============     ============

Diluted weighted average shares outstanding             12,201,010       11,440,060
                                                      ============     ============

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                 Consolidated Statement of Shareholders' Equity
                     Years Ended December 31, 2003 and 2002

                                                 Additional                  Accumulated Other
                           Common Stock           Paid-in       Deferred       Comprehensive     Accumulated    Shareholders'
                       Shares        Amount       Capital     Compensation         Loss            Deficit       Equity, net
                       ------        ------       -------     ------------         ----            -------       -----------
Balances at
 December 31, 2001   11,440,060     $11,440     $20,979,684     $ (45,784)      $(473,200)      $(20,163,390)      $303,750

Net loss                    --          --              --           --               --            (389,945)      (389,945)

Reclassification
adjustment for
loss included in
net loss                    --          --              --           --           473,200                --         473,200
                                                                                                                  ---------

Total comprehensive
 loss                                                                                                                83,255
                                                                                                                  ---------

Amortization
of deferred
compensation                --          --              --          1,800             --                 --           1,800
                      ---------   ---------       ---------     ---------       ---------          ---------      ---------

Balances at
 December 31, 2002   11,440,060      11,440      20,979,684       (43,984)            --         (20,558,335)       388,805

Net Income                  --          --              --            --              --              80,567         80,567

Amortization
of deffered
compensation                --          --              --          1,800             --                 --           1,800
                      ---------   ---------       ---------     ---------       ---------          ---------      ---------

Balances at
 December 31, 2003   11,440,060     $11,440     $20,979,684     $ (42,184)      $     --        $(20,477,768)     $ 471,172
                     ==========   =========     ===========     =========       =========       ============      =========

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statement of Cash Flows
                     Years Ended December 31, 2003 and 2002

                                                                             2003              2002
                                                                          ---------         ---------
Cash flows from operating activities:
   Net income (loss)                                                      $  80,567         $(389,945)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation                                                        13,435            19,744
         Amortization of deferred compensation                                1,800             1,800
         Benefit from doubtful accounts                                        (428)           (4,000)
          Realized gain on sale of investment                               (44,214)
         Impairment loss on investments                                      16,500           449,500

         Deferred taxes                                                      12,000           (12,000)
   Changes in assets and liabilities:
            Accounts receivable                                              (2,444)            9,152
            Inventory                                                         4,411             6,514
            Prepaid expenses and other current assets                       (16,102)            3,727
            Accounts payable                                               (228,921)          (26,865)
            Accrued liabilities                                             (12,511)          (20,639)
                                                                          ---------         ---------
               Net cash provided by (used in) operating activities         (175,907)           36,988
                                                                          ---------         ---------

Cash flows from investing activities:
   Proceeds from sales of investments                                       490,487              --
   Principal payments on notes receivable - related party                        61            64,386
                                                                          ---------         ---------
               Net cash provided by investing activities                    490,548            64,386
                                                                          ---------         ---------

Cash flows from financing activities:
   Payments on long-term debt                                               (30,734)          (28,948)
                                                                          ---------         ---------
               Net cash provided by (used in) financing activities          (30,734)          (28,948)
                                                                          ---------         ---------

Net Increase (decrease) in cash and cash equivalents                        283,907            72,426
Cash and cash equivalents, beginning of year                                 72,426              --
                                                                          ---------         ---------
Cash and cash equivalents, end of year                                    $ 356,333         $  72,426
                                                                          =========         =========

Supplemental cash flow information:
Interest paid                                                             $   3,323         $   5,535
                                                                          =========         =========

Income taxes paid                                                         $    --           $    --
                                                                          =========         =========

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2003 and 2002


1.   NATURE OF OPERATIONS

     TouchStone Software Corporation and subsidiaries, eSupport.com,Inc. and TouchStone Investments, Inc., ("TouchStone" or the "Company") markets, and supports a line of computer problem-solving utility software and supporting products and engineering services which simplify personal computer installation, support, and maintenance. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users.

     The Company's core product is Bios Upgrade Solutions which accounted for approximately 60% and 61% of its total revenue for 2003 and 2002, respectively.

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

     TSC Investments, LLC was capitalized with a 5 year promissory note from the Company in which the Company agreed to loan TSC Investments, LLC up to $4,000,000 to be used to make strategic investments in internet-based companies. Terms of the loan called for interest to accrue at the rate of 12% per annum, with scheduled interest repayments set to begin in January 2002. During 2001, the Company continued to refine its reorganization plan, placing a greater emphasis on its core products and services. As part of the plan, Mr. Narath and Mr. Raza agreed to contribute their 20% interest in TSC Investments, LLC to Touchstone Investments, Inc. (See Notes 5 and 12) and the promissory note between the two entities was subsequently cancelled.

     TSC Investments, LLC, and Unicore Software were dissolved during 2003. TouchStone Investments, Inc. is expected to be dissolved in 2004. This will leave TouchStone Software Corp., the parent company and the wholly owned subsidiary, eSupport.com, Inc.

     BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $20,477,768 at December 31, 2003, and is dependent on its investment portfolio which has significantly deteriorated over the last two years to fund future operations. As a result of these conditions, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to competition from other companies, obsolescence of its products and services and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short-term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2003. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION, The 2003 consolidated financials statements of the Company include the financial statements of the Company's two wholly owned subsidiaries; eSupport.com, Inc. and Touchstone Investments, Inc. The 2002 consolidated financial statements of the Company included the financial statements of the Company's four wholly owned subsidiaries; eSupport.com, Inc., TouchStone Investments, Inc., Unicore Software, Inc., and TSC Investments, LLC. All inter-company transactions and balances have been eliminated.

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

     ACCOUNTS RECEIVABLE. Accounts Receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2003 and 2002, the allowance for doubtful accounts was $570 and $1,000 respectively.

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

     RESEARCH AND DEVELOPMENT. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED" (SFAS 86), until the product is available for sale. During 2003 and 2002, no software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

     ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $65,000 and $28,200 for the years ended December 31, 2003 and 2002, respectively.

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

     EARNINGS PER SHARE. Pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the years ended December 31, 2003 and 2002. At December 31, 2003 and 2002, the number of outstanding stock options and warrants were 760,950 and 854,450 respectively.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have an impact on its financial position or operating results.

     In May 2003, the FASB issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have an impact on its financial position or operating results.


3.   INVESTMENTS

     INVESTMENTS, MARKETABLE SECURITIES. Current investments consist of the following marketable securities, which were classified as available-for-sale at December 31, 2002:

                                                             2002
                                                          ----------
     Cost of Investments:
         Common stock and warrants                        $  663,000
                                                          ==========
     Fair Market Value of Investments:
         Common stock and warrants                        $  390,000
                                                          ==========

     The security which accounted for the Company's Investments, Marketable Securities closed a merger transaction in February 2003 for which the Company received $390,000 in cash in March 2003. The Company recorded a realized loss of $273,000 at December 31, 2002 to permanently write down the value of the investment to the expected proceeds from the transaction.

     INVESTMENTS, OTHER. Investments, other at December 31, 2003 and 2002, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each invested. The Company's carrying value of these investments approximates fair value at December 31, 2003 and 2002.

     The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of these investments. At December 31, 2003 and 2002, the Company has concluded that there has been a decline in fair value of one of its investments. Accordingly, the Company has recorded a realized loss of $16,500 and $176,000 on its non-marketable investments for the years ended December 31, 2003 and 2002, respectively.


4.   NOTE RECEIVABLE - RELATED PARTY

     During 2000, TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's Chairman of the Board and Jason Raza, the Company's President and Chief Executive Officer. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc. (See Note 1 and 12), and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. The note is secured by investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest prior to any distribution of income or assets to the members of Metro. All outstanding principal and interest is due December 31, 2004. Mr. Narath and Mr. Raza made principal and interest payments of approximately $7,800 and $73,000 during 2003 and 2002, respectively.

     Total advances under this agreement amounted to $350,000 plus accrued interest of $51,165, of which $304,457 has been repaid through December 31, 2003. (see Note 12). At December 31, 2003 and 2002 the amount outstanding was $96,708 and $96,769, respectively.


5.   ADVANCE TO OFFICER AND DEFERRED COMPENSATION

     In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's Chairman of the Board. The note bore interest at the prime rate adjusted annually at the note's anniversary date and originally matured February 2005. Mr. Narath had forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. No compensation was applied against the balance during 2003 and 2002. At December 31, 2003 and 2002, approximately $42,000 remains outstanding. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.

6.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                     2003            2002
                                                  ----------      ----------
     Office equipment and furniture               $   74,151      $   74,151
     Leasehold improvements                           21,704          21,704
                                                  ----------      ----------
                                                      95,855          95,855
     Less - accumulated depreciation                 (85,826)        (72,391)
                                                  ----------      ----------
                                                  $   10,029      $   23,464
                                                  ==========      ==========

     Depreciation expense for the years ended December 31, 2003 and 2002 was $13,435 and $19,744, respectively.


7.   LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                     2003            2002
                                                  ----------      ----------
     $75,000 Settlement agreement dated
     November 20, 2001, 6.0% interest per
     annum, 30 Monthly principal and interest
     payments of $2,698, maturing April 2004.     $   10,660      $   41,394

     Less - current maturities                        10,660          30,581
                                                  ----------      ----------
     Long-term debt, net of current maturities    $        0      $   10,813
                                                  ==========      ==========


Interest expense incurred in 2003 and 2002 was approximately $1,650 and $5,500 respectively.


8.   SHAREHOLDERS' EQUITY

     STOCK OPTION PLANS. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire ten years from the date of grant. Options granted after 1995 vest over four years and expire ten years from date of grant. At December 31, 2003 and 2002, options for 727,325 and 573,825 shares respectively were available for future grants under the plans.

     All options granted under these plans were granted at fair market value at date of issuance. A summary of the status of the Company's stock option plans and stock warrants as of December 31, 2003 and 2002, and changes during the years ended on those dates is presented below:

                                                            2003                      2002
                                                  ----------------------    ----------------------
                                                                Weighted                  Weighted
                                                                Average                   Average
                                                                Exercise                  Exercise
                                                    Shares       Price        Shares       Price
                                                  ----------    --------    ----------    --------
     Options and warrants outstanding,
     beginning of year                               854,450    $   0.67       994,450    $   0.63

     Granted                                           6,500        0.05            --          --
     Exercised                                            --          --            --          --
     Canceled                                       (100,000)       0.48      (140,000)       0.35
                                                  ----------                ----------
     Options and warrants outstanding,
     end of year                                     760,950    $   0.69       854,450    $   0.67
                                                  ==========                ==========

     Options and warrants exercisable at year-end
                                                     739,075    $   0.71       812,950    $   0.69
                                                  ==========                ==========

     The following table summarizes other information about stock options outstanding at December 31, 2003:

                                     Weighted
                                      Average      Weighted                  Weighted
                        Number       Remaining     Average       Number      Average
        Range of      Outstanding   Contractual    Exercise    Exercisable   Exercise
     Exercise Price    12/31/03        Life         Price       12/31/03       Price
     --------------   -----------   -----------   ----------    --------    ----------
      $0.00-$2.16       760,950         4.0       $     0.69     739,075    $     0.71

     As discussed in Note 1, the Company accounts for its stock-based employee compensation arrangements using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations.

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based compensation to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option compensation arrangements. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

                                                     2003          2002
                                                  ----------    ----------
Net Income (loss):                  As reported   $   80,567    $ (389,945)
                                     Pro forma    $   79,911    $ (390,889)

Basic and diluted loss per share:   As reported   $     0.01    $    (0.03)
                                     Pro forma    $     0.01    $    (0.03)

     No options were granted in 2002. The fair value of options granted under the Company's stock option plans during 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 119%, risk-free interest rate of 4.00%, and expected lives of 3 years. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur. The computed weighted average fair values for options awards in 2003 was $0.05 per share.

     SHAREHOLDER RIGHTS PLAN. In September 1996, the Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan provides for the distribution to TouchStone Software Corporation's shareholders of one preferred stock purchase "Right" for each outstanding share of TouchStone common stock. The Rights have an exercise price of $15 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company's common stock, and will not be exercisable until the occurrence of certain takeover-related events. The Rights Plan provides that if a person or group acquires 15% or more of the Company's common stock without the approval of the Board of Directors, the holders of the Rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company's common stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is thereafter merged into another entity, or if 50% or more of the Company's consolidated assets or earning power are sold, then the Right will entitle its holder, other than the acquiring person or group, to buy common shares of the acquiring entity having a market value equal to two times the exercise price of the Right. The Rights were distributed to holders of the Company's common stock of record on October 4, 1996, as a dividend, and will expire, unless earlier redeemed, on September 26, 2006.

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


9.   EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2003 and 2002.


10.  INCOME TAXES

     The provision for (benefit from) income taxes consists of the following for the years ended December 31:
                                                     2003          2002
                                                  ----------    ----------
     Current:
       Federal                                    $   (7,000)   $    7,000
       State                                          (5,000)        5,000
                                                  ----------    ----------
                                                     (12,000)       12,000
                                                  ----------    ----------
     Deferred:
       Federal                                         7,000        (7,000)
       State                                           5,000        (5,000)
                                                  ----------    ----------
                                                      12,000       (12,000)
                                                  ----------    ----------
     Provision for (benefit from) income taxes    $       --    $       --
                                                  ==========    ==========


     A reconciliation of federal statutory rate of 34% to the provision for (benefit from) income taxes follows:

                                                     2003          2002
                                                  ----------    ----------
     Federal taxes at statutory rates             $   27,400    $ (133,000)
     State benefits, net of federal tax effect         5,100       (24,000)
     Change in valuation allowance                   (16,900)      137,000
     Graduated tax rate effect                       (15,600)       20,000
                                                  ----------    ----------
     Provision for (benefit from) income taxes    $       --    $       --
                                                  ==========    ==========

     The components of the deferred tax assets (liabilities), as reflected on the balance sheets, consist of the following:

                                                     2003          2002
                                                  ----------    ----------
     Deferred tax assets:
     Net operating loss and credit carry-forwards $6,017,000    $6,019,000
     Unrealized loss on investments                  675,000       838,000
     Reserves and accruals                            10,000        11,000
                                                  ----------    ----------
                                                   6,702,000     6,868,000

     Valuation allowance                          (6,702,000)   (6,856,000)
                                                  ----------    ----------
     Net deferred tax asset (liability)           $       --    $   12,000
                                                  ==========    ==========

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances of $6,702,000 and $6,856,000 for December 31, 2003 and 2002, respectively, have been established for deferred tax assets.

     At December 31, 2003, the Company had federal and state net operating loss carry-forwards of approximately $16,914,000 and $4,297,000, respectively, which will begin expiring in the years 2010 and 2004, respectively. At December 31, 2003, the Company had general business credit carry-forwards for federal purposes of approximately $115,000, which will begin expiring in the year 2004


11.  COMMITMENTS AND CONTINGENCIES

     As of December 31, 2003, the Company was renting its North Andover office under a yearly lease which is set to expire February 29, 2004 at which time the Company will operate as a tenant at will. Rent and lease expense was approximately $62,150 and $80,300 for the years ended December 31, 2003 and 2002, respectively.

     The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company's software products. Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales. The Company recorded royalty expense of approximately $111,400 and $107,000 for the years ended December 31, 2003 and 2002, respectively.

     The Company is also subject to other legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

12.  RELATED PARTY TRANSACTIONS

     The Company was renting its office facilities in North Andover, Massachusetts from a related party real estate trust, owned 100% by Pierre Narath, the Company's Chairman of the Board, until February of 2003. Rental payments made to the related real estate trust in 2002 were $73,000. On March 1, 2003 the Company signed a lease for a one year term for this space with an unrelated real estate trust.

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

     During 2000, TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's Chairman of the Board and Jason Raza, the Company's President and Chief Executive Officer. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TouchStone Investment Inc. (See Note 1), and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. The note is secured by investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest prior to any distribution of income or assets to the members of

Metro. All outstanding principal and interest is due December 31, 2004. Mr. Narath and Mr. Raza made principal and interest payments of approximately $7,800 and $73,000 during 2003 and 2002, respectively.

     Total advances under this agreement amounted to $350,000 plus accrued interest of $51,165, of which $304,457 has been repaid through December 31, 2003. At December 31, 2003 and 2002 the amount outstanding was $96,708 and $96,769, respectively.

     In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's Chairman of the Board. The note bore interest at the prime rate adjusted annually at the note's anniversary date and originally matured February 2005. Mr. Narath had forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, approximately $85,000 of Mr. Narath's compensation was applied against the remaining balance. No compensation was applied against the balance during 2003 and 2002. At December 31, 2003 and 2002, $42,000 remains outstanding. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
---------------------------------------------------------------------
AND FINANCIAL DISCLOSURES
-------------------------

Effective September 25, 2003, the Company replaced its independent public accountants, Vitale Caturano and Company P.C. (VCC) with Sullivan Bille P.C. The Company had no accounting disputes with VCC but felt the need to change to a new audit firm due to a need to reduce its future audit expenses. The change was approved by the Company's Board of Directors. VCC's report on the Company's consolidated financial statements for the year ended December 31, 2002 and 2001 was modified to include a paragraph about the Company's ability to continue as a going concern. VCC's report contained no other modifications.



ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

As of December 31, 2003, our management team, including our Chief Executive Officer and our Accounting Manager, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and our Accounting Manager, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Accounting Manager, of material information that we are required to include in periodic Securities and Exchange Commission filings.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     The directors and executive officers of the Company at March 16, 2004 are as follows:

                                                                        Director
Name                     Age    Title                                    Since
----                     ---    -----                                    -----
Pierre A. Narath ......   40    Chairman of the Board                     1998
Jason K. Raza..........   42    President and Chief Executive Officer     1999
Ronald R. Maas.........   57    Director and Audit Committee Chair        1993


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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of common stock (Forms 3, 4 and 5) with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater-than-ten-percent holders are required to furnish the Company with copies of all such forms, which they have filed.

     Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to
Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

                                                     Other     Restricted
Name &                                               Annual      Stock                        All Other
Principal                                            Compen-     Awards    Options/   LTIP     Compen-
Position                 Year  Salary ($) Bonus ($) sation ($)    ($)      SAR (#)   Payouts   sation
-----------------------  ----  ---------  --------  ---------  ----------  --------  -------  ---------
P. A. Narath former CEO  2003  $  72,000        --         --           0         0        0          0
President and Chairman   2002  $ 101,250        --         --
                         2001  $ 297,115  $     --  $   9,000


J. K. Raza, President    2003  $ 150,000        --          0           0         0        0          0
and CEO                  2002  $ 150,000        --          0           0         0        0          0
                         2001  $ 143,077  $ 23,333          0           0         0        0          0

     In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's President and Chief Executive Officer at the time. The note bore interest at the prime rate and originally matured on February 2005. Mr. Narath has forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, approximately $85,000 of Mr. Narath's compensation was applied against the remaining balance. No compensation was applied against the balance during 2003 and 2002. At December 31, 2003 and 2002, $42,000 remains outstanding. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.

OPTION GRANTS IN LAST FISCAL YEAR

     The Company did not grant stock appreciation rights in 2003 to any of the executive officers named above.

AGGREGATED OPTION EXERCISES IN 2003 AND OPTION VALUES AS OF MARCH 16, 2004

     No options were exercised in 2003 or during the first quarter up to March 16, 2004, by any of the named executive officers. The values of unexercised options at March 16, 2004, for each of the executive officers named above are as follows:

                                                                  Value of
                                               Number of        Unexercised
                                              Unexercised       In-the-Money
                                            Options/SARs at    Options/SARs at
                  Shares                     03/16/04 (#)        03/16/04 ($)
               Acquired on     Value       Exercisable (1)/   Exercisable (1)/
Name           Exercise (#)  Realized ($)  Unexercisable (2)  Unexercisable (2)
------------   -----------   -----------   ----------------   ----------------
P. A. Narath                                     130,000 (1)
                         0             0               0 (2)            0
J. K. Raza               0             0          40,000 (1)
                                                       0 (2)            0

     The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for shares of the Company's Common Stock on December 31, 2003, which was $.05.

BOARD OF DIRECTOR MEETINGS AND COMMITTEES

     During 2003, the Company's Board of Directors held three board meetings by telephone.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     The following table sets forth the beneficial ownership of common stock of the Company as of March 16, 2004, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) each of the named executive officers of the Company referred to above under "EXECUTIVE COMPENSATION AND OTHER INFORMATION"; (c) each director of the Company; and (d) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 1538 Turnpike Street, North Andover, Massachusetts 01845.

                                          NUMBER OF SHARES         APPROXIMATE
NAME                                     BENEFICIALLY OWNED (1)   PERCENT OWNED
------------------------------------     ---------------------    -------------
Pierre A. Narath                            3,376,088 (2)              29.5%
Jason K. Raza                                 710,000 (3)               6.2%
Ronald R. Maas                                331,210 (4)               3.0%
All Directors and Executive Officers
As a Group (3 individuals)                  4,417,298 (5)              38.7%

(1) Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Excludes options that do not vest within 60 days of the date of this report. As of March 16, 2004, an aggregate of 11,440,060 shares of common stock was outstanding.
(2)  Includes options to purchase 130,000 shares that currently are exercisable.
(3)  Includes options to purchase 40,000 shares that currently are exercisable.
(4)  Includes options to purchase 145,400 shares that currently are exercisable.
(5)  Includes officers' and directors' shares listed above.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

     The Company was renting its office facilities in North Andover, Massachusetts from a related party real estate trust, owned 100% by Pierre Narath, the Company's Chairman of the Board, until February of 2003. Rental payments made to the related real estate trust in both 2003 and 2002 were $12,000 and $73,000 respectively. On March 1, 2003 the Company signed lease for a one year term for this space with an unrelated real estate trust.

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

     During 2000, TSC Investments, LLC entered into an agreement to advance up to $500,000 to Metro Investments, LLC ("Metro"), to invest in internet-based companies. Metro is owned 100% by Pierre Narath, the Company's Chairman of the Board and Jason Raza, the Company's President and Chief Executive Officer. The advances are supported by a 5-year promissory note. The terms of the note require interest to accrue at the rate of 12% per annum payable monthly, beginning January 2002. During 2001, the Board of Directors approved an amendment to the note. In consideration of the contribution by Nr. Narath and Mr. Raza of their 20% interest in TSC investments, LLC to TSC Investment Inc. (See Note 1), and Metro's commitment to accelerate repayment of the note, the Company agreed to reduce the rate of interest from 12% to 8% per annum, effective November 1, 2001. The note is secured by investments held by Metro. Proceeds from the sale of any of the underlying investments must be used to pay outstanding principal and interest prior to any distribution of income or assets to the members of Metro. All outstanding principal and interest is due December 31, 2004. Mr. Narath and Mr. Raza made principle and interest payments of approximately $7,800 and $73,000 during 2003 and 2002, respectively.

     Total advances under this agreement amounted to $350,000 plus accrued interest of $51,165, of which $304,457 has been repaid through December 31, 2003. At December 31, 2003 and 2002 the amount outstanding was $96,708 and $96,769, respectively

     In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's President and Chief Executive Officer. The note bears interest at the prime rate and matures on February 2005. Mr. Narath had forgone payment of his accrued 1999 and 2000 bonuses, which aggregated $281,000 and has applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 has been reclassified as deferred compensation within the shareholders' equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, the Company did not award bonuses. However, approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. At December 31, 2002, $42,000 remained outstanding and still remains outstanding at December 31, 2002. The balance is collateralized with 400,000 shares of Mr. Narath's common stock of the Company.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

           (a)  Exhibits
                --------
                1.   Exhibits.

                     The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

           (b)  Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------

The following table sets forth fees for services Sullivan Bille P.C. and Vitale Caturano and Company P.C. provided during fiscal years 2003 and 2002:

------------------------------------    --------------------
                              2003                    2002
------------------------------------    --------------------
Audit fees(1)               $ 25,000                $ 37,750
------------------------------------    --------------------
Audit related fees(2)             --                      --
------------------------------------    --------------------
Tax fees(3)                    4,000                      --
------------------------------------    --------------------
All other fees(4)              2,250                      --
------------------------------------    --------------------
------------------------------------    --------------------
     Total                  $ 31,250                $ 37,750
------------------------------------    --------------------

(1) Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financials statements and advice on accounting matters that arose during the audit.

(2) During 2003 and 2002 the Company did not incur fees for assurance services related to the audit of the Company's financials statements which services would be reported in this category.

(3) Represents fees for services and advice provided in connection with preparation of the Company's federal and state tax returns.

(4) Represents fees in connection with the Company's change in independent public accountants on September 25, 2003 and re-issuance of the Company's prior independent public accountants' opinion for the 2003 annual audit and 10-KSB.

The Company's Audit Committee has determined that the provision of non-audit services by Sullivan Bille P.C. and Vitale Caturano and Company P.C. is compatible with maintaining their independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

Generally, the Audit Committee approves in advance audit and non-audit services to be provided. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

                         TouchStone Software Corporation
                         -------------------------------

                                INDEX TO EXHIBITS
                                -----------------

  3.1      Certificate of Incorporation of Registrant in Delaware. (9)
  3.2      By-Laws of Registrant. (9)
*10.1      1988 Incentive Stock Option Plan. (1)
*10.1A     1988 Amended Incentive Stock Option Plan. (2)
*10.1B     1988 Non-Qualified Stock Option Plan. (2)
*10.1C     1991 Stock Option Plan. (3)
*10.1D     Employee Stock Purchase Agreement. (5)
*10.1E     1994 Non-Qualified Stock Option Plan (6)
*10.1F     1995 Non-Qualified Stock Option Plan (9)
*10.1G     Preferred Share Purchase Rights (7)
*10.1H     1997 Incentive Stock Plan (8)
 10.3      Office Lease dated February 7,1995 (6)
*10.4      Employment contract for Larry S. Jordan (10)
*10.5      Employment contract for Ronald R. Maas (10)
*10.6      Employment contract for C.S. (Jenkins) Dingus (10)
*10.7      Employment contract amendment for C.S. (Jenkins) Dingus (10)
 10.8      Asset Purchase Agreement for purchase of Unicore from
           Phoenix/Award (11)
 10.9      Collateral Pledge Agreement for Lawrence Savings Bank (11)
 10.10     Lawrence Savings Bank Consent to TouchStone/Unicore merger (11)
 10.11 Unicore License agreement for Award/Phoenix CardWare with appendices and addenda (11)
 10.12     Software Purchase agreement
 21        Subsidiaries of Registrant (2)
 23.1      Consent of Sullivan Bille P.C.
 23.2      Consent of Vitale Caturano and Company P.C.
 31.1      Certification pursuant to Rule 13a-14 of Securities Exchange Act of
           1934.
 31.2      Certification pursuant to Rule 13a-14 of Securities Exchange Act of
           1934.
 32 Certifications Pursuant to Rule 13a-14(b) of Securities Exchange Act of 1934.

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

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Andover Massachusetts on March 16, 2004.


                                          By /s/ Jason K. Raza
                                             -----------------
                                          Jason K. Raza
                                          President and Chief Executive Officer



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2004.


SIGNATURES                    TITLE(S)
----------                    --------


/s/ Pierre A. Narath          Chairman of the Board, Director
--------------------
    Pierre A. Narath



/s/ Jason K. Raza             President and Chief Executive Officer, Director
--------------------
    Jason K. Raza



/s/ Ronald R. Maas            Director
--------------------
    Ronald R. Maas