Form 10QSB
period 2004-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2004-05-13
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTER ENDED                            COMMISSION FILE NUMBER
         MARCH 31, 2004                                       0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                               95-3778226
     (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


        1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS        01845
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

                                 Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant outstanding as of May 13, 2004 was 11,440,060 shares.

================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Consolidated Balance Sheet -- March 31, 2004.....................    3
         Consolidated Income Statements -- Three Months Ended
           March 31, 2004 and March 31, 2003..............................    4
         Consolidated Statements of Cash Flows --Three Months
           Ended March 31, 2004 and March 31, 2003........................    5
         Notes to Consolidated Financial Statements.......................   6-8

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  9-12

ITEM 3.  Controls and Procedures..........................................   12

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................   13
ITEM 2.  Changes in Securities............................................   13
ITEM 3.  Defaults Upon Senior Securities..................................   13
ITEM 4.  Submission of Matter To a Vote of Security Holders...............   13
ITEM 5.  Other Information................................................   13

ITEM 6.  Exhibits and Reports on Form 8-K.................................   13

Signatures................................................................   14
Exhibits.................................................................. 15-17

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

ASSETS
------
Current assets:
       Cash and cash equivalents...............................    $    370,592
       Accounts receivable, net................................          20,651
       Inventories.............................................          25,584
       Prepaid expenses and other current assets...............          22,394
                                                                   ------------
              Total current assets.............................         439,221

Note receivable, related party.................................          96,692
Investments, other.............................................         147,727
Property, and equipment, net...................................           7,536
                                                                   ------------
                                                                   $    691,176
                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
       Current maturities of long-term debt....................           2,685
       Accounts payable........................................          41,326
       Accrued payroll and related expenses....................          54,042
       Other accrued expenses..................................          87,095
                                                                   ------------
              Total current liabilities........................         185,148
                                                                   ------------

Shareholders' equity:
       Preferred stock, $.001 par value, 3,000,000 shares
        authorized, none issued or outstanding
       Common stock, $.001 par value, 20,000,000 shares
        authorized, issued and outstanding, 11,440,060 shares..          11,440
       Additional paid-in capital..............................      20,979,684
       Deferred compensation...................................         (42,184)
       Accumulated deficit.....................................     (20,442,912)
                                                                   ------------
             Shareholders' equity, net.........................         506,028
                                                                   ------------
                                                                   $    691,176
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                             MARCH 31,
                                                       2004            2003
                                                   ------------    ------------


Revenues:
     Product sales..............................   $    478,323    $    432,643
     Royalty income.............................         14,009          47,451
                                                   ------------    ------------
        Total revenues..........................        492,332         480,094
Cost of revenues................................         73,454          56,046
                                                   ------------    ------------
        Gross profit............................        418,878         424,048
                                                   ------------    ------------

Operating expenses:
     Sales, marketing, general and
       administrative...........................        255,197         213,397
     Research and development...................        131,629         166,073
                                                   ------------    ------------
         Total operating expenses...............        386,826         379,470
                                                   ------------    ------------
Income from operations..........................         32,052          44,578

Other income, net...............................          2,804           1,039
                                                   ------------    ------------
Income before provision for income taxes........         34,856          45,617
Provision for income taxes......................            --              --
                                                   ------------    ------------
Net income......................................   $     34,856    $     45,617
                                                   ============    ============

Basic earnings  per share.......................   $       0.00    $       0.00
                                                   ============    ============

Basic weighted average shares outstanding.......     11,440,060      11,440,060
                                                   ============    ============

Diluted  earnings  per share....................   $       0.00    $       0.00
                                                   ============    ============

Diluted weighted average shares outstanding.....     12,010,010      12,294,510
                                                   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                         -----------------------------
                                                                                   MARCH 31,
                                                                             2004             2003
                                                                         ------------     ------------
Cash flows from operating activities:
  Net Income.........................................................    $     34,856     $     45,617
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Depreciation................................................           2,493            3,964
         Amortization of deferred compensation.......................             --               450
            Waiver of legal fees.....................................             --           (32,109)
            Deferred income taxes....................................             --             1,500
           Changes in assets and liabilities:
         Accounts receivable.........................................          (7,485)            (183)
         Inventories.................................................          (3,807)          (4,155)
         Prepaid expenses and other current assets...................            (232)          (4,561)
         Accounts payable............................................          (9,716)        (118,033)
           Accrued liabilities.......................................           6,109           37,438
                                                                         ------------     ------------
            Net cash provided by (used in) operating activities......          22,218          (70,072)
                                                                         ------------     ------------

Cash flows from investing activities:
        Proceeds from the sale of investment.........................             --           390,000
       Collection of notes receivable - related party................              16               15
                                                                         ------------     ------------

            Net cash provided by investing activities................              16          390,015
                                                                         ------------     ------------

Cash flows from financing activities:
       Payment on long-term debt.....................................          (7,975)          (7,512)
                                                                         ------------     ------------
            Net cash used in financing activities....................          (7,975)          (7,512)
                                                                         ------------     ------------


Net increase in cash and cash equivalents............................          14,259          312,431
Cash and cash equivalents, beginning of period.......................         356,333           72,426
                                                                         ------------     ------------
Cash and cash equivalents, end of period.............................    $    370,592     $    384,857
                                                                         ------------     ------------

Supplemental disclosure of cash flow information: Cash paid
       during the period for:
            Interest.................................................    $        195     $        897
                                                                         ------------     ------------
            Income taxes.............................................    $        --      $        --
                                                                         ------------     ------------

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

PRINCIPLES OF CONSOLIDATION. The 2004 consolidated financial statements of the Company include the financial statements of the Company's wholly-owned subsidiary; eSupport.com, Inc.. The 2003 consolidated financial statements of the Company include the financial statements of the Company's two wholly owned subsidiaries, eSupport.com and Touchstone Investments, Inc. All inter-company transactions and balances have been eliminated.

BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjuction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Such adjustments consisted only of normal recurring items.

The operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company previously has suffered recurring operating losses and operating cash flow deficits, has an accumulated deficit of $20,442,912 at March 31, 2004, and is dependent on its current cash reserves to fund future operating losses and operating cash flow deficits. In addition, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to increased competition from other companies and obsolescence of its products and services. Also amoung these risks are the decreased sales leads the Company is faced with any change to Phoenix Technology's website. The Company is still working with Phoenix Technologies on a solution to the website change that occurred in February 2003. Phoenix has moved the Company's link to a more acceptable location on their website. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at March 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

2. EARNINGS PER SHARE

Pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the periods ended March 31, 2004 and 2003. At March 31, 2004 and 2003 the number of outstanding stock options and warrants were 760,950 and 854,450, respectively.


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

Total advances under this agreement amounted to $350,000 plus accrued interest of $53,010, of which $306,318 has been repaid through March 31, 2004. The balance at March 31, 2004 is $96,692.


4. INVESTMENTS

INVESTMENTS, OTHER. Investments, other at March 31, 2004, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each investee. The Company's carrying value of these investments approximates fair value at March 31, 2004.

     The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At March 31, 2004, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.


5. INCOME TAXES

No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at March 31, 2004 and 2003, respectively.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

6. STOCK OPTIONS

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

     --------------------------------------------------------------
                                               THREE MONTHS ENDED
                                                    MARCH 31,
     --------------------------------------  ----------------------

                                                2004        2003
     --------------------------------------  ----------  ----------
     Net income as
        reported                                34,856      45,617
     --------------------------------------  ----------  ----------
     Pro forma impact of
        expensing options                           81         164
     --------------------------------------  ----------  ----------
     Pro forma net
        income                                  34,775      45,453
     --------------------------------------  ----------  ----------

     --------------------------------------  ----------  ----------
     Earnings per share:
     --------------------------------------  ----------  ----------
         Basic-as reported                       $0.00       $0.00
     --------------------------------------  ----------  ----------
         Basic-pro forma                         $0.00       $0.00
     --------------------------------------  ----------  ----------

     --------------------------------------  ----------  ----------
         Diluted-as reported                     $0.00       $0.00
     --------------------------------------  ----------  ----------
         Diluted-pro forma                       $0.00       $0.00
     --------------------------------------------------------------

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company as of March 31, 2004 and March 31, 2003 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         2004        2003
     Revenues:
         Product sales                                    97%         90%
         Royalty income                                    3          10
                                                     -----------------------
     Total revenues                                      100         100
     Cost of revenues                                     15          12
                                                     -----------------------
     Gross profit                                         85          88
                                                     -----------------------
     Operating expenses:
         Sales, marketing, general and
            Administrative                                52          44
         Research and development                         26          35
                                                     -----------------------
                 Total operating expenses                 78          79
                                                     -----------------------
     Income from operations                                7           9
     Other income, net                                   --          --
     Income before provision for income taxes
                                                           7           9
     Provision for income taxes                          --          --
                                                     -----------------------
     Net income                                            7%          9%
                                                     =======================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE MONTH PERIODS ENDED MARCH  31, 2004  AND 2003

     REVENUES. The Company's revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a royalty report and payment from the licensor. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. For the quarter ended March 31, 2004 the Company experienced an overall increase in revenues of 3% as compared to the same period a year ago. The increase in revenues is due to an increase in the sales force and a larger web advertising campaign. The Company is also still working with Phoenix Technologies on a solution to the website change that occurred in February 2003. Phoenix has moved the Company's link to a more acceptable location on their website. Product sales increased approximately 11% as compared to the same period one year ago. Royalty revenue decreased by approximately 70% as compared to the same period one year ago due to one royalty agreement being cancelled. The second royalty situation is lower due to a product change.

     COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue increased to 15% of revenues for the three month period ended March 31, 2004 from 12% for the same period a year ago. This is due mainly to an increase in costs associated with third party products.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses increased by approximately $42,000, or 20%, for the three month period ended March 31, 2004, from the same period one year ago. This increase is related to higher commissions paid, the larger web advertising campaign and some outside service cost.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses decreased by approximately $34,000 or 21%, for the three month period ended March 31, 2004 from the same three months a year ago. This is directly related to a purchase agreement the Company entered into with Storage Technologies in 2003 for $30,000. The agreement allowed the Company to buy the rights to use a product called Power BIOS. This product is used to target BIOS upgrades for motherboards that the Company was not able to upgrade without this technology. The Company did not incurr such expenses in 2004.

     OTHER INCOME, NET. Other income, net consists of interest income associated with the related party note, interest income from the Company's money market accounts, and interest expense associated with the long term debt. Other income increase by approximately $2,000 for the three month period ended March 31, 2004 as compared to the same three month period a year ago. The increase is due to the addition of the Company's money market accounts. We were not earning this income during the same period in 2003.


LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended March 31, 2004, the Company had an increase in cash from operating activities of approximately 22,000 as compared to the use of cash from operating activities of approximately $70,000 during the same three month period a year ago.

     The Company's cash balance at March 31, 2004 was approximately $371,000 as compared to approximately $385,000 a year ago.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

     The Company continues to operate with no material commitments for capital expenditures and we anticipate that expenditures will continue to decrease in the immediate future as we continue to cut costs during our efforts to restructure current operating expenditures in line with our current revenue stream.

     The impact of inflation during 2004 has had no material impact on our business and financial results.

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

ITEM 3. CONTROLS AND PROCEDURES

     As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

             Exhibit 31.2 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

             Exhibit 32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2004.

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

                                                 TOUCHSTONE SOFTWARE CORPORATION
                                                         (Registrant)



           NAME                             TITLE                      DATE



/s/ Jason K. Raza                  Chief Executive Officer         May 13, 2004
----------------------------       and President
JASON K. RAZA



/s/ Michelle L. Carrozzella        Accounting Manager              May 13, 2004
----------------------------
MICHELLE L. CARROZZELLA