Form 10QSB
period 2004-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2004-08-12
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE QUARTER ENDED                COMMISSION FILE NUMBER
                JUNE 30, 2004                           0-12969

                         TOUCHSTONE SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                    95-3778226
   (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


        1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS        01845
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

                                 Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant outstanding as of August 11, 2004 was 11,440,060 shares.
================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                           PAGE
                                                                          NUMBER
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements
           Consolidated Balance Sheet -- June 30, 2004                       3
           Consolidated Income Statements -- Three Months Ended
             June 30, 2004 and June 30, 2003 and Six Months Ended
             June 30, 2004 and June 30, 2003
           Consolidated Statements of Cash Flows -- Six Months
             Ended June 30, 2004 And June 30, 2003                           5
           Notes to Consolidated Financial Statements                       6-8

ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9-12

ITEM 3.    Controls and Procedures                                          12

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                13
ITEM 2.    Changes in Securities                                            13
ITEM 3.    Defaults Upon Senior Securities                                  13
ITEM 4.    Submission of Matter To a Vote of Security Holders               13
ITEM 5.    Other Information                                                13

ITEM 6.    Exhibits and Reports on Form 8-K                                 13

Signatures                                                                  14
Exhibits                                                                  15-17

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


ASSETS
Current assets:
       Cash and cash equivalents                                  $     334,611
       Accounts receivable, net                                          15,683
       Inventories                                                       24,224
       Prepaid expenses and other current assets                         24,862
                                                                  -------------
              Total current assets                                      399,380

Note receivable, related party                                           96,676
Investments, other                                                      147,727
Property, and equipment, net                                              6,618
                                                                  -------------
                                                                  $     650,401
                                                                  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                           $      37,821
       Accrued payroll and related expenses                              69,932
       Other accrued expenses                                            77,315
                                                                  -------------
              Total current liabilities                                 185,068
                                                                  -------------

Shareholders' equity:
       Preferred stock, $.001 par value, 3,000,000 shares
          authorized, none issued or outstanding
       Common stock, $.001 par value, 20,000,000 shares
          authorized, issued and outstanding, 11,440,060 shares          11,440
       Additional paid-in capital                                    20,979,684
       Deferred compensation                                            (42,184)
       Accumulated deficit                                          (20,483,607)
                                                                  -------------
             Shareholders' equity, net                                  465,333
                                                                  -------------
                                                                  $     650,401
                                                                  =============


The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30,                               JUNE 30,
                                                             2004               2003                 2004               2003
                                                         ------------       ------------         ------------       ------------
Revenues:
     Product sales                                       $    345,450       $    305,271         $    823,773       $    737,913
     Royalty income                                            11,949             31,207               25,958             78,659
                                                         ------------       ------------         ------------       ------------
        Total revenues                                        357,399            336,478              849,731            816,572
Cost of revenues                                               42,274             44,217              115,728            100,263
                                                         ------------       ------------         ------------       ------------
        Gross profit                                          315,125            292,261              734,003            716,309
                                                         ------------       ------------         ------------       ------------

Operating expenses:
     Sales, marketing, general and administrative             229,922            199,032              485,118            412,429
     Research and development                                 128,668            129,215              260,298            295,288
                                                         ------------       ------------         ------------       ------------
         Total operating expenses                             358,590            328,247              745,416            707,717
                                                         ------------       ------------         ------------       ------------
Income (loss) from operations                                 (43,465)           (35,986)             (11,413)             8,592
Gain on sale of investment                                       --               13,200                 --               13,200
Other income, net                                               2,770             53,031                5,574             54,070
                                                         ------------       ------------         ------------       ------------
Income (loss) before provision for income taxes               (40,695)            30,245               (5,839)            75,862
Provision for income taxes taxes                                 --                 --                   --                 --
Net income (loss)                                        $    (40,695)      $     30,245         $     (5,839)      $     75,862
                                                         ============       ============         ============       ============

Basic earnings  (loss) per share                         $      (0.00)      $       0.00         $      (0.00)      $       0.01
                                                         ============       ============         ============       ============

Basic weighted average shares outstanding                  11,440,060         11,440,060           11,040,060         11,440,060
                                                         ============       ============         ============       ============

Diluted  earnings (loss) per share                       $      (0.00)      $       0.00         $      (0.00)      $       0.01
                                                         ============       ============         ============       ============

Diluted weighted average shares outstanding                12,201,010         12,301,010           12,201,010         12,301,010
                                                         ============       ============         ============       ============

The accompanying notes are an integral part of these consolidated financial statements

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,

                                                                        2004               2003
                                                                     ----------         ----------
Cash flows from operating activities:
       Net Income (loss)                                             $   (5,839)        $   75,862
       Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
              Depreciation                                                3,411              7,322
              Amortization of deferred compensation                        --                  900
                 Gain on sale of investment                                --              (13,200)
                 Deferred income taxes                                     --               (7,370)
                Changes in assets and liabilities:
              Accounts receivable                                        (2,517)            (9,488)
              Inventories                                                (2,447)              (498)
              Prepaid expenses and other current assets                  (2,700)            (7,315)
              Accounts payable                                          (13,221)          (201,834)
                Accrued liabilities                                      12,219              29236
                                                                     ----------         ----------
                 Net cash used in operating activities                  (11,094)          (126,385)
                                                                     ----------         ----------

Cash flows from investing activities:
        Proceeds from the sale of investment                               --              420,000
       Collection of notes receivable - related party                        32                 30
                                                                     ----------         ----------
                 Net cash provided by investing activities                   32            420,030
                                                                     ----------         ----------

Cash flows from financing activities:
       Payment on long-term debt

                                                                        (10,660)           (15,137)
                                                                     ----------         ----------
                    Net cash used in financing activities               (10,660)           (15,137)
                                                                     ----------         ----------

Net increase (decrease) in cash and cash equivalents                    (21,722)           278,507
Cash and cash equivalents, beginning of period                          356,333             72,426
                                                                     ----------         ----------
Cash and cash equivalents, end of period                             $  334,611         $  350,933
                                                                     ----------         ----------

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
                 Interest                                            $      209         $    1,932
                                                                     ----------         ----------
                 Income taxes                                        $     --           $     --
                                                                     ----------         ----------

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

The operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company previously has suffered recurring operating losses and operating cash flow deficits, has an accumulated deficit of $20,476,807 at June 30, 2004, and is dependent on its current cash reserves to fund future operating losses and operating cash flow deficits. In addition, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to increased competition from other companies and obsolescence of its products and services. Also amoung these risks are the decreased sales leads the Company has faced with the changes to Phoenix Technology's website. The Company is still working with Phoenix Technologies on a solution to the website change that occurred in February 2003. Phoenix has moved the Company's link to a more acceptable location on their website. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at June 30, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

2. EARNINGS PER SHARE

Pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the periods ended June 30, 2004 and 2003. At June 30, 2004 and 2003, the number of outstanding stock options and warrants were 760,950 and 854,450, respectively.


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

Total advances under this agreement amounted to $350,000 plus accrued interest of $54,855, of which $308,179 has been repaid through June 30, 2004. The balance at June 30, 2004 is $96,676.


4. INVESTMENTS

INVESTMENTS, OTHER. Investments, other at June 30, 2004, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each investee. The Company's carrying value of these investments approximates fair value at June 30, 2004.

         The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At June 30, 2004, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.



5. INCOME TAXES

No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at June 30, 2004 and 2003, respectively.

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


       -------------------------------------------------------------------------
                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
       ----------------------------- --------------------- ---------------------
                                        2004       2003       2004       2003
       ----------------------------- ---------- ---------- ---------- ----------
       Net income (loss)
         as reported                   (40,695)    30,245     (5,839)    75,862
       ----------------------------- ---------- ---------- ---------- ----------
       Pro forma impact of
          expensing options                 81        164        162        472
       ----------------------------- ---------- ---------- ---------- ----------
       Pro forma net
          Income (loss)                (40,776)    30,081     (6,001)    75,390
       ----------------------------- ---------- ---------- ---------- ----------

       ----------------------------- ---------- ---------- ---------- ----------
       Earnings (loss) per share:
       ----------------------------- ---------- ---------- ---------- ----------
           Basic-as reported             $0.00      $0.00      $0.00      $0.01
       ----------------------------- ---------- ---------- ---------- ----------
           Basic-pro forma               $0.00      $0.00      $0.00      $0.01
       ----------------------------- ---------- ---------- ---------- ----------

       ----------------------------- ---------- ---------- ---------- ----------
           Diluted-as reported           $0.00      $0.00      $0.00      $0.01
       ----------------------------- ---------- ---------- ---------- ----------
           Diluted-pro forma             $0.00      $0.00      $0.00      $0.01
       ----------------------------- ---------- ---------- ---------- ----------

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company as of June 30, 2004 and June 30, 2003 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.


                                                 THREE MONTHS     THREE MONTHS     SIX MONTHS       SIX MONTHS
                                                     ENDED            ENDED           ENDED            ENDED
                                                    JUNE 30,         JUNE 30,        JUNE 30,         JUNE 30,
                                                      2004             2003            2004             2003
     Revenues:
         Product sales                                 97%              91%             97%              90%
         Royalty income                                 3                9               3               10
                                                 ---------------------------------------------------------------
              Total revenues                          100              100             100              100
     Cost of revenues                                  12               13              14               12
                                                 ---------------------------------------------------------------
     Gross profit                                      88               87              86               88
                                                 ---------------------------------------------------------------
              Operating expenses:
              Sales, marketing, general and
            administrative                             62               59              56               51
              Research and development                 37               38              31               36
                                                 ---------------------------------------------------------------
              Total operating expenses                 99               97              87               87
                                                 ---------------------------------------------------------------
     Income (loss) from operations                    (11)             (10)             (1)               1
     Gain on sale of investment                        --                4              --                2
     Other income, net                                  1               15               1                6
                                                 ---------------------------------------------------------------
     Income (loss) before provision for
     income taxes                                     (10)               9               0                9
     Provision for income taxes                        --               --              --               --
                                                 ---------------------------------------------------------------
     Net income (loss)                                (10)%              9%              0%               9%
                                                 ===============================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 2004  AND 2003

     REVENUES. The Company's revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a royalty report and payment from the licensor. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. For the six months ended June 30, 2004 the Company experienced an overall increase in revenues of 4% as compared to the same period a year ago. The increase in revenues is due to an increase in our web advertising campaign. The Company is also still working with Phoenix Technologies on a solution to the website change that occurred in February 2003. Phoenix has moved the Company's link to a more acceptable location on their website. Product sales increased approximately 12% as compared to the same period one year ago. Royalty revenue decreased by approximately 67% as compared to the same period one year ago due to one royalty agreement being cancelled. The second royalty situation is lower due to a product change.

     COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue increased to 14% of revenues for the six month period ended June 30, 2004 from 12% for the same period a year ago. This is due mainly to an increase in costs associated with third party products.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses increased by approximately $73,000, or 17%, for the six month period ended June 30, 2004, from the same period one year ago. This increase is related to higher commissions paid, the larger web advertising campaign and some outside service cost.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses decreased approximately $35,000 or 11% for the six month period ended June 30, 2004 from the same period one year ago.

     OTHER INCOME, NET. Other income, net consists of interest income associated with the related party note, interest income from the Company's money market accounts, and interest expense associated with the long term debt. Other income decreased by approximately $48,000 for the six month period ended June 30, 2004 as compared to the same period one year ago. The decrease is due to a settlement the Company received from former legal counsel.


LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2004, cash resources of approximately $11,000 were used by the Company's operating activities as compared to cash of approximately $126,000 used during the same period a year ago.

     The Company's cash balance at March 31, 2004 was approximately $335,000 as compared to approximately $351,000 a year ago.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

ITEM 3.  CONTROLS AND PROCEDURES

     As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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

        (a) Exhibits

            Exhibit 31.1 Certification Pursuant to Rule 13a-14 of the Securities
                         Exchange Act of 1934

            Exhibit 31.2 Certification Pursuant to Rule 13a-14 of the Securities
                         Exchange Act of 1934

            Exhibit 32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

        (b) Reports on Form 8-K

            On May 14, 2004, the Company filed a current report on Form 8-K to announce the posting of a press release announcing the financial results of the first quarter of 2004.

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

                                         TOUCHSTONE SOFTWARE CORPORATION
                                                  (Registrant)





         NAME                            TITLE                        DATE



/s/ Jason K. Raza               Chief Executive Officer and      August 11, 2004
---------------------------     President
JASON K. RAZA



/s/ Michelle L. Carrozzella     Accounting Manager               August 11, 2004
---------------------------
MICHELLE L. CARROZZELLA