Form 10QSB
period 2004-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2004-11-12
CIK 751160

================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                               __________________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               __________________


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
                JUNE 30, 2004                            0-12969



                         TOUCHSTONE SOFTWARE CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                    95-3778226
   ----------------------------                         ----------------
   (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


        1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS        01845
        -----------------------------------------------     ----------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)


                                 (978) 686-6468
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                      NONE
                     ---------------------------------------
                     (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [_]

     The number of shares of Common Stock of the Registrant outstanding as of November 12, 2004 was 11,440,060 shares.

================================================================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements
            Consolidated Balance Sheet -- September 30, 2004 .............     3
            Consolidated Income Statements -- Three and Nine Months
               Ended September 30, 2004 and 2003 .........................     4
            Consolidated Statements of Cash Flows -- Nine Months
               Ended September 30, 2004 and 2003 .........................     5
            Notes to Consolidated Financial Statements ...................   6-8

ITEM 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................  9-12

ITEM 3.     Controls and Procedures ......................................    12





PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings ............................................    13

ITEM 2.     Changes in Securities ........................................    13

ITEM 3.     Defaults Upon Senior Securities ..............................    13

ITEM 4.     Submission of Matter To a Vote of Security Holders ...........    13

ITEM 5.     Other Information ............................................    13

ITEM 6.     Exhibits and Reports on Form 8-K .............................    13



Signatures ...............................................................    14

Exhibits ................................................................. 15-17

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



ASSETS
------
Current assets:
     Cash and cash equivalents                                     $    292,795
     Accounts receivable, net                                            11,539
     Inventories                                                         25,221
     Prepaid expenses and other current assets                           22,667
                                                                   ------------
            Total current assets                                        352,222

Note receivable, related party                                           96,659
Investments, other                                                      147,727
Property, and equipment, net                                              5,750
                                                                   ------------
                                                                   $    602,358
                                                                   ============



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                              $     40,501
     Accrued payroll and related expenses                                58,434
     Other accrued expenses                                              81,472
                                                                   ------------
            Total current liabilities                                   180,407
                                                                   ------------

Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
        authorized, none issued or outstanding
     Common stock, $.001 par value, 20,000,000 shares
        authorized, issued and outstanding, 11,440,060 shares
                                                                         11,440
     Additional paid-in capital                                      20,979,684
     Deferred compensation                                              (42,184)
     Accumulated deficit                                            (20,526,989)
                                                                   ------------
            Shareholders' equity, net                                   421,951
                                                                   ------------
                                                                   $    602,358
                                                                   ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                     ------------------------------      ------------------------------
                                                         2004              2003              2004             2003
                                                     ------------      ------------      ------------      ------------
Revenues:
    Product sales                                    $    337,503      $    350,344      $  1,161,276      $  1,088,257
    Royalty income                                          7,285             2,345            33,243            81,004
                                                     ------------      ------------      ------------      ------------
        Total revenues                                    344,788           352,689         1,194,519         1,169,261
Cost of revenues                                           58,500            38,764           174,228           139,027
                                                     ------------      ------------      ------------      ------------
        Gross profit                                      286,288           313,925         1,020,291         1,030,234
                                                     ------------      ------------      ------------      ------------

Operating expenses:
    Sales, marketing, general and administrative          179,712           204,605           664,830           617,033
    Research and development                              152,736           120,800           413,034           416,089
                                                     ------------      ------------      ------------      ------------
        Total operating expenses                          332,448           325,405         1,077,864         1,033,122
                                                     ------------      ------------      ------------      ------------
Income (loss) from operations                             (46,160)          (11,480)          (57,573)           (2,888)
Gain on sale of investment                                     --            31,014                --            44,214
Other income, net                                           2,778             1,944             8,352            56,014
                                                     ------------      ------------      ------------      ------------
Income (loss) before provision for income taxes           (43,382)           21,478           (49,221)           97,340
Provision for income taxes taxes                               --                --                --                --
                                                     ------------      ------------      ------------      ------------

Net income (loss)                                    $    (43,382)     $     21,478      $    (49,221)     $     97,340
                                                     ============      ============      ============      ============

Basic earnings  (loss) per share                     $      (0.00)     $       0.01      $      (0.00)     $       0.01
                                                     ============      ============      ============      ============

Basic weighted average shares outstanding              11,440,060        11,440,060        11,040,060        11,440,060
                                                     ============      ============      ============      ============

Diluted  earnings (loss) per share                   $      (0.00)     $       0.01      $      (0.00)     $       0.01
                                                     ============      ============      ============      ============

Diluted weighted average shares outstanding            11,440,060        12,301,010        11,440,060        12,301,010
                                                     ============      ============      ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ------------------------------
                                                                   2004              2003
                                                               ------------      ------------
Cash flows from operating activities:
    Net Income (loss)                                          $    (49,221)     $     97,340
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Depreciation                                                  4,279            10,681
        Amortization of deferred compensation                            --             1,350
        Gain on sale of investment                                       --           (44,214)
        Provision for doubtful account                                   --              (239)
        Deferred income taxes                                            --           (13,318)
        Changes in assets and liabilities:
           Accounts receivable                                        1,627            (8,294)
           Inventories                                               (3,444)              859
           Prepaid expenses and other current assets                   (505)           (8,349)
           Accounts payable                                         (10,541)         (241,155)
           Accrued liabilities                                        4,876             8,130
                                                               ------------      ------------
           Net cash used in operating activities                    (52,927)         (197,209)
                                                               ------------      ------------

Cash flows from investing activities:
    Proceeds from the sale of investment                                 --           490,487
    Collection of notes receivable - related party                       49                45
                                                               ------------      ------------
           Net cash provided by investing activities                     49           490,532
                                                               ------------      ------------

Cash flows from financing activities:
    Payment on long-term debt
                                                                    (10,660)          (22,877)
                                                               ------------      ------------
           Net cash used in financing activities                    (10,660)          (22,877)
                                                               ------------      ------------

Net increase (decrease) in cash and cash equivalents                (63,538)          270,446
Cash and cash equivalents, beginning of period                      356,333            72,426
                                                               ------------      ------------
Cash and cash equivalents, end of period                       $    292,795      $    342,872
                                                               ------------      ------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                               $        308      $      2,802
                                                               ------------      ------------
        Income taxes                                           $         --      $         --
                                                               ------------      ------------


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

The operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company previously has suffered recurring operating losses and operating cash flow deficits, has an accumulated deficit of $20,526,989 at September 30, 2004, and is dependent on its current cash reserves to fund future operating losses and operating cash flow deficits. In addition, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to increased competition from other companies and obsolescence of its products and services. Also amoung these risks are the decreased sales leads the Company has faced with the changes to Phoenix Technology's website. The Company is still working with Phoenix Technologies on a solution to the website change that occurred in February 2003. Phoenix has moved the Company's link to a more acceptable location on their website. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at September 30, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



2.    EARNINGS PER SHARE

Pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the periods ended September 30, 2004 and 2003. At September 30, 2004 and 2003, the number of outstanding stock options and warrants were 760,950 and 860,950, respectively.


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

Total advances under this agreement amounted to $350,000 plus accrued interest of $56,700, of which $310,041 has been repaid through September 30, 2004. The balance at September 30, 2004 is $96,659.


4.    INVESTMENTS

INVESTMENTS, OTHER. Investments, other at September 30, 2004, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each investee. The Company's carrying value of these investments approximates fair value at September 30, 2004.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At September 30, 2004, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.


5.    INCOME TAXES

No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at September 30, 2004 and 2003, respectively.

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



      ======================================================================
                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
      ---------------------------  ------------------     ------------------
                                     2004      2003         2004      2003
      ---------------------------  --------  --------     --------  --------
      Net income (loss) as
         reported                  $(43,382) $ 21,478     $(49,221) $ 97,340
      ---------------------------  --------  --------     --------  --------
      Pro forma impact of
         expensing options               81       164          243       492
      ---------------------------  --------  --------     --------  --------
      Pro forma net Income (loss)  $(43,463) $ 21,314     $(49,464) $ 96,484
      ---------------------------  --------  --------     --------  --------

      ---------------------------  --------  --------     --------  --------
      Earnings (loss) per share:
      ---------------------------  --------  --------     --------  --------
         Basic-as reported         $   0.00  $   0.01     $   0.00  $   0.01
      ---------------------------  --------  --------     --------  --------
         Basic-pro forma           $   0.00  $   0.01     $   0.00  $   0.01
      ---------------------------  --------  --------     --------  --------

      ---------------------------  --------  --------     --------  --------
         Diluted-as reported       $   0.00  $   0.01     $   0.00  $   0.01
      ---------------------------  --------  --------     --------  --------
         Diluted-pro forma         $   0.00  $   0.01     $   0.00  $   0.01
      ======================================================================

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

     eSupport's customers include primarily end-users, enterprises such as Fortune 500 corporations, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. eSupport markets and licenses its products and services worldwide.

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

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company as of September 30, 2004 and September 30, 2003 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.



                                    THREE       THREE        NINE        NINE
                                    MONTHS      MONTHS      MONTHS      MONTHS
                                     ENDED       ENDED       ENDED      ENDED
                                   SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                                      30,         30,         30,         30,
                                     2004        2003        2004        2003
                                   --------------------------------------------
     Revenues:
        Product sales                    98%         99%         97%         93%
        Royalty income                    2           1           3           7
                                   --------------------------------------------
           Total revenues               100         100         100         100
     Cost of revenues                    17          11          15          12
                                   --------------------------------------------
     Gross profit                        83          89          85          88
                                   --------------------------------------------
     Operating expenses:
        Sales, marketing, general
          and administrative             52          58          56          52
        Research and development         44          34          34          36
                                   --------------------------------------------
           Total operating expenses      96          92          90          88
                                   --------------------------------------------
     Income (loss) from operations      (13)         (3)         (5)         --
     Gain on sale of investment          --           9          --           4
     Other income, net                    1          --           1           5
                                   --------------------------------------------
     Income (loss) before provision
       for income taxes                 (12)          6          (4)          9
     Provision for income taxes          --          --          --          --
                                   --------------------------------------------
     Net income (loss)                  (12)%         6%         (4)%         9%
                                   ============================================

                TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES



COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004  AND 2003

     REVENUES. The Company's revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a royalty report and payment from the licensor. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. For the nine months ended September 30, 2004 the Company experienced an overall increase in revenues of 2% as compared to the same period a year ago. The increase in revenues is due to an increase in our web advertising campaign. The Company is also still working with Phoenix Technologies on a solution to the website change that occurred in February 2003. Phoenix has moved the Company's link to a more acceptable location on their website. Product sales increased approximately 7% as compared to the same period one year ago. Royalty revenue decreased by approximately 59% as compared to the same period one year ago due to one royalty agreement being cancelled. The second royalty situation is lower due to a product phase out. The royalty revenue will come to an end when this product is completely phased out.

     COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue increased to 15% of revenues for the nine month period ended September 30, 2004 from 12% for the same period a year ago. This is due mainly to an increase in costs associated with new third party products the Company has introduced on a test basis. This increase does not apply to the core products the Company sells.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses increased by approximately $48000, or 8%, for the nine month period ended September 30, 2004, from the same period one year ago. This increase is related to higher commissions paid, the larger web advertising campaign and some outside service cost.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses decreased approximately $3,000 or 1% for the nine month period ended September 30, 2004 from the same period one year ago.

     OTHER INCOME, NET. Other income, net consists of interest income associated with the related party note, interest income from the Company's money market accounts, and interest expense associated with the long term debt. Other income decreased by approximately $48,000 for the nine month period ended September 30, 2004 as compared to the same period one year ago. The decrease is due to a settlement the Company received from former legal counsel in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2004, cash resources of approximately $53,000 were used by the Company's operating activities as compared to cash of approximately $197,000 used during the same period a year ago.

     The Company's cash balance at September 30, 2004 was approximately $293,000 as compared to approximately $343,000 a year ago.

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


ITEM 3.  CONTROLS AND PROCEDURES

     As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

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

         (a)  Exhibits

              Exhibit 31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

              Exhibit 31.2 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

              Exhibit 32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2004.

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



                                                TOUCHSTONE SOFTWARE CORPORATION
                                                        (Registrant)





          NAME                           TITLE                      DATE
          ----                           -----                      ----



/s/  Jason K. Raza                Chief Executive Officer     November 12, 2004
----------------------------      and President
     JASON K. RAZA



/s/  Michelle L. Carrozzella      Accounting Manager          November 12, 2004
----------------------------
     MICHELLE L. CARROZZELLA