Form 10KSB
period 2004-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2005-03-31
CIK 751160

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                         COMMISSION FILE NUMBER 0-12969

                         TOUCHSTONE SOFTWARE CORPORATION

                Delaware                                 95-3778226
--------------------------------------------------------------------------------
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)

                  1538 TURNPIKE STREET, NORTH ANDOVER, MA 01845
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the year ended December 31, 2004 were $1,606,062.

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $777,133 as of March 24, 2005.

On March 30, 2005, the Registrant had outstanding 11,440,060 shares of voting Common Stock, $.001 par value.


Transitional Small Business Disclosure Format (circle one)
Yes [_]  No [X]

================================================================================

                         TOUCHSTONE SOFTWARE CORPORATION
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

                                     PART I.

Item 1.   Description of Business .........................................  3-7
Item 2.   Description of Properties........................................    7
Item 3.   Legal Proceedings................................................    7
Item 4.   Submission of Matters to a Vote of Security Holders..............    7

                                    PART II.

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Small Business Issuer Purchase of Equity Securities..    8

Item 6.   Management's Discussion and Analysis or Plan of Operation........ 8-14
Item 7.   Consolidated Financial Statements................................15-27
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures............................................   27
Item 8A.  Controls and Procedures..........................................   27

                                    PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act................   28

Item 10.  Executive Compensation...........................................29-30
Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stock Holder Matters.....................................30-31

Item 12.  Certain Relationships and Related Transactions...................   31
Item 13.  Exhibits and Reports on Form 8-K.................................   31
Item 14.  Principal Accountant Fees and Services...........................   32
Signatures.................................................................   34

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

            We are the world's oldest and largest provider of BIOS Upgrades with over 15 years of unparalleled excellence in the industry. Not only are we the oldest and largest BIOS Upgrade Company, but we are also the exclusive authorized BIOS upgrade company and support center for Phoenix Technologies, Inc. (NASDAQ PTEC) AwardBIOS. For many years, we have enjoyed our relationships with the world's leading Motherboard Manufacturers and our engineering team works closely with all of these companies to ensure that we have the absolute latest code to include with our BIOS Upgrades. It is because of our experience, knowledge and expertise that we are confident that we can upgrade the BIOS on any PC and have long enjoyed the reputation of being the source for BIOS Upgrades.

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

            eSupport's customers include primarily end-users, enterprises such as some Fortune 500 corporations, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. eSupport markets and licenses its products and services worldwide.

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

The Company currently offers the following major products:


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

ISA/PCI               The ISA and PCI Postcard is a plug-in diagnostic card to
POSTCARD              aid IT professionals and PC end-users alike to determine
                      the causes of their system failures. It requires no operating system to run and works on any PC or compatible.
                      The ISA POSTcard can be plugged into any XT, AT, ISA or EISA compatible expansion slot and the PCI POSTcard can be plugged into any PCI expansion slot and in seconds
                      POSTcard is displaying test results, often pinpointing the exact bad component. The POSTcard user's manual lists the BIOS POST codes of all major BIOS vendors.

The Company currently offers the following services:

--------------------------------------------------------------------------------
SERVICE                       DESCRIPTION
--------------------------------------------------------------------------------

BIOS                  TouchStone is a full-service engineering company with
ENGINEERING           software and hardware engineers that have extensive
AND OEM               experience in BIOS development, embedded designs, and all
SERVICES              aspects of the system management software design and
                      development. As an independent authorized distributor of Award/Phoenix, TouchStone has access to the very latest source code and development techniques.

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

DISTRIBUTION, SALES, AND MARKETING

            The Company currently markets its products via a direct inbound and outbound sales force and the Internet. The Company's sales force as of March 30, 2005 consisted of a direct sales team of 4 individuals who receive salary plus commissions. The Company also utilizes outside consultants in its marketing efforts, including design and development of product packaging, advertisements, and promotional items.

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

EMPLOYEES

            As of March 30, 2005, we had 14 full-time employees. We believe that our future success is dependent on attracting and retaining highly skilled engineering, sales, and marketing personnel. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

ITEM 2.     DESCRIPTION OF PROPERTIES
-------------------------------------

            The Company maintains its offices and research and development function in a facility containing approximately 3,800 square feet in North Andover, Massachusetts. As of March 1, 2004 the Company is operating as a tenant at will, as there has been no new lease agreement put in place. Rental payments to the real estate trust in 2004 were $49,200. Its data server is located in Andover, Massachusetts, in a facility operated and maintained by Navisite Inc.


ITEM 3.     LEGAL PROCEEDINGS
-----------------------------

            The Company is subject to legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

            No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES
-------------------------------------------------------

            The Company's shares trade on the OTC Bulletin Board under the symbol "TSSW". The high and low closing sale prices for a share of the Company's Common Stock set forth below for the periods indicated are as reported on the OTC Bulletin Board:


2004 - Quarter ended
--------------------
December 31, 2004                                   0.15              0.11
September 30, 2004                                  0.23              0.11
June 30, 2004                                       0.23              0.11
March 31, 2004                                      0.60              0.10

2003 - Quarter ended
--------------------
December 31, 2003                                   0.14              0.10
September 30, 2003                                  0.07              0.07
June 30, 2003                                       0.05              0.05
March 31, 2003                                      0.05              0.05

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

            As of December 31, 2004, there were approximately 2,900 holders of record of TouchStone's common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

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


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------

GENERAL

            During 2004, the Company experienced a slight increase in revenues as compared to 2003. However, the Company experienced a loss in 2004 as compared to a profit 2003. The increase in revenues was mainly due to an increase of BIOS code. These results are attributed to the Company seeking alternative means of capturing sales leads mainly through co-brand agreements with other computer related companies and agreements with internet search engines. The operating loss is attributed to both a higher cost of good sold and certain operating expenses.

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

            The Company's customers include primarily end-users, enterprises such as some Fortune 500 corporations, government agencies, educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. eSupport.com markets and licenses its products and services worldwide.

            The Company's revenues consist of product sales and royalty income. Royalty income is derived from sales of the Company's products under agreements with co-publishers, and OEM customers in the United States. Product revenues are recorded at the time products are shipped. Although the Company attempts to monitor and manage the volume of its sales returns due to the nature of its direct sales business, the Company's operations are subject to substantial and unpredictable risk of product returns. The Company has and expects to continue to experience approximately a 9.0% return rate.

            Cost of sales includes the cost of semiconductor memory chips, central processor units, blank diskettes, compact disks, software duplication, packaging materials and user manuals, in addition to royalties paid to other software development companies under various agreements, and inventory obsolescence reserves as necessary. Sales and marketing expense consists primarily of salaries, commissions and benefits paid to the Company's sales personnel and web advertising.

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

RESULTS OF OPERATIONS

            The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

                                                      2004              2003
                                                    --------          --------
Revenues:
            Product sales                               97.5%             93.3%
            Royalty income                               2.5               6.7
                                                    --------          --------
            Total revenues                             100.0             100.0

Cost of revenue                                         15.1              12.2
                                                    --------          --------
            Gross profit                                84.9              87.8
                                                    --------          --------

Sales, marketing, general and administrative            56.5              53.6
Research and development                                33.7              34.6
                                                    --------          --------
Total operating expenses                                90.2              88.2
                                                    --------          --------
Income (loss) from operations                           (5.3)             (0.4)

Realized gain on sale of investments                    --                 2.8
Impairment loss on investments                          --                (1.1)
Other income, net                                        0.7               3.8
                                                    --------          --------
Income (loss) before taxes                              (4.6)              5.1
Provision for income taxes                              --                --
                                                    --------          --------
Net Income (loss)                                       (4.6)%             5.1%
                                                    ========          ========

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003

            REVENUES. Total product sales increased approximately 7% to $1,566,100 in 2004 from $1,462,300 in 2003 due primarily to the increase in BIOS Code Revenue and Third Party Sales. The Cardware product sales declined nearly 55% as compared to 2003 and Diagnostic Card sales declined nearly 7% from 2003. Management's ongoing reorganization plan provides for significant emphasis to be placed on the BIOS products which represented 71% of Revenues for the year ended December 31, 2004.
            Product information is presented in categories in the table below. The Company's core product is the BIOS upgrades. The BIOS engineering services along with any other diagnostic services performed by the Company are grouped and presented as a group. The Company also receives royalties from customers who have purchased unlimited site licenses related to its BIOS products. CheckIT PE and Cardware are the two products the Company is licensed to resell on behalf of Smith Micro Software and ApSoft, respectively.

      Product Information               2004         %          2003         %
      -------------------               ----         -          ----         -
          BIOS Upgrades              $1,139,735      71%     $1,095,129      70%
          CheckIt PE                    104,825       7%        137,068       9%
          Engineering Services           10,530       1%         21,800       1%
          Royalties                      39,852       2%        104,811       7%
          CardWare                       10,681       1%         24,163       1%
          Third Party Products          183,786      11%         56,761       3%
           Diagnostic Cards             113,343       7%        121,577       8%
           Miscellaneous Income           3,310      -%           5,820       1%
                                     ----------     ---      ----------     ---
              Total Revenues         $1,606,062     100%     $1,567,129     100%
                                     ==========     ===      ==========     ===

            GROSS PROFIT. Gross profit as a percentage of total revenues decreased approximately 3% in 2004 from 2003 due to higher sales of third party products and the higher costs associated with those products.

            SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, marketing, general and administrative expenses increased approximately 8% from $839,500 in 2003 to $908,100 in 2004, primarily as a result of the need for increased advertising. With the increase in sales, came an increase in sales marketing, general and administrative expenses as a percentage of total revenues from 53.6% in 2003 to 56.5% in 2004.

            RESEARCH AND DEVELOPMENT EXPENSES. Research and Development expenses basically remained unchanged in 2004 from 2003. Expenses were $541,800 and $541,700, respectively. This is due to no changes made in this department.

            GAIN ON SALE OF INVESTMENTS. During 2004, the Company did not have any sales of Investments. During June 2003 the Company sold 30,000 shares of Xdimensional stock for $1 per share. This resulted in a gain of $13,200. The Company sold another 70,487 shares in September 2003 for $1 per share. This resulted in another gain on sale of $31,014.

            IMPAIRMENT LOSS ON INVESTMENTS. The Company has concluded that the fair value of the investments has remained unchanged during 2004.

            OTHER INCOME. Other income decreased from approximately $58,600 in 2003 to approximately $11,100 in 2004. This decrease is mainly attributable to the settlement of $51,500 from former legal counsel which the Company received in 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

            Working capital decreased from approximately $217,000 at December 31, 2003 to approximately $147,000 at December 31, 2004 primarily driven by the net loss over the twelve month period. This net loss has depleted the Company's cash resources.

            The Company's cash balance at December 31, 2004 was approximately $290,000, as compared to $356,000 a year ago. During the year ended December 31, 2004, the Company had a negative cash flow of approximately $56,000 from operating activities as compared to the year ended December 31, 2003 when it had a negative cash flow of $176,000 from operating activities. This is mainly due to the loss from operations. The Company's value in investments has remained steady in 2004 as compared to 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

            In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), "SHARE-BASED PAYMENT" ("SFAS 123(R")). SFAS 123 (R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payments transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased, or cancelled after the effective date. SFAS 123(R) also amends SFAS No. 95, "STATEMENT OF CASH FLOWS", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company does not expect the adoption of SFAS 123(R) to have an impact of its financial position or operating results.

            In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NON-MONETARY ASSETS. SFAS 153 is an amendment of APB Opinion 29 and is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB). SFAS 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion 29 makes exceptions for these non-monetary exchanges. The Company does not expect the adoption of SFAS 153 to have an impact of its financial position or operating results.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            The prior discussion and analysis of TouchStone Software Corporation's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and other financial information included herein. The Management's Discussion and Analysis or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Future events and results could differ materially from those set forth in or underlying the forward looking statements.

            The Annual Report on Form 10-KSB contains forward looking statements. Statements containing expressions such as "may", "will", "project", or "might", "expect", "believe", "anticipate", "intend", "could", "would", "estimated", "potential", "continue", or "pursue", or the negative or other variations thereof or comparable terminology used in the Company's press releases and in its reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. These forward-looking statements, which are included in accordance with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that actual results will not differ materially from these expectations. From time to time, these risks, uncertainties and other factors are discussed in the Company's filings with the Securities and Exchange Commission. Such factors include, but are not limited to, the following:


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

        FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

            WE HAVE INCURRED SUBSTANTIAL LOSSES THROUGH DECEMBER 31, 2004 AND CAN NOT ASSURE FUTURE OPERATING INCOME.

            The Company has suffered recurring operating losses, has an accumulated deficit of $20,552,581 at December 31, 2004, and is dependent on its investment portfolio and its cash balance to fund projected future operations however this portfolio has deteriorated. If our revenue grows more slowly than we currently anticipate or if our operating expenses increase, our business, results of operations and financial condition will be materially and adversely affected. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2004.

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

ITEM 7.     FINANCIAL STATEMENTS
--------------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  TouchStone Software Corporation:


We have audited the accompanying consolidated balance sheet of TouchStone Software Corporation and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit of $20,552,581 at December 31, 2004, and is largely dependent on its investment portfolio and cash balance to fund future operations, which raises substantial doubt about its ability to continue as a going concern at December 31, 2004. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Sullivan Bille, P.C.
------------------------------
February 3, 2005
Boston, Massachusetts

                         TouchStone Software Corporation
                           Consolidated Balance Sheet
                           December 31, 2004 and 2003

                                                                   2004                 2003
                                                               ------------         ------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $    289,859         $    356,333
     Accounts receivable, net                                        25,224               13,166
     Inventory                                                       24,598               21,777
     Prepaid expenses and other current assets                       15,064               22,162
                                                               ------------         ------------
               Total current assets                                 354,745              413,438

Note receivable, related party                                       96,643               96,708
Investments, other                                                  147,727              147,727
Property and equipment, net                                           4,908               10.029
                                                               ------------         ------------
                                                               $    604,023         $    667,902
                                                               ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note Payable                                              $       --           $     10,660
     Accounts payable                                                72,395               51,042
     Accrued payroll and related expenses                            49,297               39,091
     Accrued income taxes                                              --                   --
     Other accrued liabilities                                       85,972               95,937
                                                               ------------         ------------
               Total current liabilities                            207,664              196,730
                                                               ------------         ------------

      Commitment and Contingencies

Shareholders' equity:
     Preferred stock, $.001 par value, 3,000,000 shares
          authorized, none issued or outstanding                       --                   --
     Common stock, $.001 par value, 20,000,000
     shares authorized; 11,440,060 shares issued and
     outstanding                                                     11,440               11,440
     Additional paid-in capital                                  20,979,684           20,979,684
     Deferred compensation                                          (42,184)             (42,184)
     Accumulated deficit                                        (20,552,581)         (20,477,768)
                                                               ------------         ------------
       Shareholders' equity, net                                    396,359              471,172
                                                               ------------         ------------
                                                               $    604,023         $    667,902
                                                               ============         ============

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statement of Operations
                     Years Ended December 31, 2004 and 2003

                                                            2004                 2003
                                                        ------------         ------------
Revenues:
     Product sales                                      $  1,566,210         $  1,462,318
     Royalty income                                           39,852              104,811
                                                        ------------         ------------
          Total revenues                                   1,606,062            1,567,129
Cost of revenues                                             242,031              191,595
                                                        ------------         ------------
          Gross profit                                     1,364,031            1,375,534
                                                        ------------         ------------

Operating expenses:
     Sales, marketing, general
      and administrative                                     908,125              839,505
      Research and development                               541,836              541,743
                                                        ------------         ------------
          Total operating expenses                         1,449,961            1,381,248
                                                        ------------         ------------
Income (loss) from operations                                (85,930)              (5,714)
                                                        ------------         ------------

Other Income (expense):
      Realized gain on sale of investments
                                                                --                 44,214
      Impairment loss on investments                            --                (16,500)
      Other income, net                                       11,117               58,567
                                                        ------------         ------------
          Other Income (expense), net                         11,117               86,281
                                                        ------------         ------------
Income (loss) before, provision for income taxes             (74,813)              80,567
Provision for income taxes                                      --                   --
                                                        ------------         ------------
Net income (loss)                                       $    (74,813)        $     80,567
                                                        ============         ============

Basic income (loss)  per share                          $      (0.01)        $       0.01
                                                        ============         ============


Basic weighted average shares outstanding                 11,440,060           11,440,060
                                                        ============         ============

Diluted income (loss) per share                         $      (0.01)        $       0.01
                                                        ============         ============

Diluted weighted average shares outstanding               11,440,060           12,201,010
                                                        ============         ============




          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                 Consolidated Statement of Shareholders' Equity
                     Years Ended December 31, 2004 and 2003

                                       Common Stock            Additional
                                ---------------------------     Paid-in         Deferred      Accumulated   Shareholders'
                                   Shares         Amount        Capital       Compensation      Deficit      Equity, net
                                ------------   ------------   ------------    ------------    ------------   ------------
Balances at
  December 31, 2002               11,440,060   $     11,440   $ 20,979,684   $    (43,984)   $(20,558,335)   $    388,805

Net Income                              --             --             --             --            80,567          80,567

Amortization of deferred
  compensation                          --             --             --            1,800            --             1,800
                                ------------   ------------   ------------    ------------    ------------   ------------

Balances at
  December 31, 2003               11,440,060         11,440     20,979,684        (42,184)    (20,477,768)        471,172

Net loss                                --             --             --             --           (74,813)        (74,813)
                                ------------   ------------   ------------    ------------    ------------   ------------

Balances at
  December 31, 2004               11,440,060   $     11,440   $ 20,979,684   $    (42,184)   $(20,552,581)   $    396,353
                                ============   ============   ============    ============    ============   ============







          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                      Consolidated Statement of Cash Flows
                     Years Ended December 31, 2004 and 2003

                                                                     2004                 2003
                                                                 ------------         ------------
Cash flows from operating activities:
   Net income (loss)                                             $    (74,813)        $     80,567
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Depreciation                                                   5,121               13,435
         Amortization of deferred compensation                             --                1,800
         Benefit from doubtful accounts                                  (130)                (428)
          Realized gain on sale of investment                              --              (44,214)
         Impairment loss on investments                                    --               16,500
         Deferred taxes                                                    --               12,000
   Changes in assets and liabilities:
            Accounts receivable                                       (11,928)              (2,444)
            Inventory                                                  (2,821)               4,411
            Prepaid expenses and other current assets                   7.098              (16,102)
            Accounts payable                                           21,353             (228,921)
            Accrued liabilities                                           241              (12,511)
                                                                 ------------         ------------
               Net cash used in operating activities                  (55,879)            (175,907)
                                                                 ------------         ------------
Cash flows from investing activities:
   Proceeds from sales of investments                                      --              490,487
   Principal payments on notes receivable - related party                  65                   61
                                                                 ------------         ------------
               Net cash provided by investing activities                   65              490,548

                                                                 ------------         ------------
Cash flows from financing activities:
   Payments on Note Payable                                           (10,660)             (30,734)
                                                                 ------------         ------------
               Net cash used in financing activities                  (10,660)             (30,734)
                                                                 ------------         ------------

Net increase (decrease) in cash and cash equivalents                  (66,474)             283,907
Cash and cash equivalents, beginning of year                          356,333               72,426
                                                                 ------------         ------------
Cash and cash equivalents, end of year                           $    289,859         $    356,333
                                                                 ============         ============

Supplemental cash flow information:
Interest paid                                                    $        426         $      3,323
                                                                 ============         ============

Income taxes paid                                                $         --         $         --
                                                                 ============         ============

          See accompanying notes to consolidated financial statements.

                         TouchStone Software Corporation
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2004 and 2003

1.          NATURE OF OPERATIONS

            TouchStone Software Corporation and subsidiary, eSupport.com,Inc., ("TouchStone" or the "Company") markets, and supports a line of computer problem-solving utility software and supporting products and engineering services which simplify personal computer installation, support, and maintenance. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users.

            The Company's core product is Bios Upgrade Solutions which accounted for approximately 71% and 70% of its total revenue for 2004 and 2003, respectively.

            BASIS OF PRESENTATION. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses, has an accumulated deficit of $20,522,581 at December 31, 2004, and is dependent on its investment portfolio and cash balance to fund future operations. As a result of these conditions, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to competition from other companies, obsolescence of its products and services and the volatility in the value of the Company's investment portfolio on which it is dependent to fund its short-term operating cash deficits. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at December 31, 2004. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Management's ongoing reorganization plan of providing for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities have been fully executed. The Company has also renegotiated certain contracts and agreements in order to improve its short-term cash flow. In order to meet its cash requirements over the next twelve months, management expects to supplement cash flow benefits expected from these initiatives, by liquidating its investments, as necessary. Other additional sources of financing, including additional private debt or equity capital, are being explored, along with seeking merger candidates with whom the Company has synergies.

2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION, The 2004 and 2003 consolidated financials statements of the Company include the financial statements of the Company's and its wholly owned subsidiary; eSupport.com, Inc. All inter-company transactions and balances have been eliminated.

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

            ACCOUNTS RECEIVABLE. Accounts Receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2004 and 2003, the allowance for doubtful accounts was $442 and $572 respectively.

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

            RESEARCH AND DEVELOPMENT. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, "ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED" (SFAS
86), until the product is available for sale. During 2004 and 2003, no software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

            ADVERTISING COSTS. The Company expenses advertising costs as incurred. Advertising expense was approximately $107,400 and $65,000 for the years ended December 31, 2004 and 2003, respectively.

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

EARNINGS PER SHARE. Pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the years ended December 31, 2004 and 2003. At December 31, 2004 and 2003, the number of outstanding stock options and warrants were 546,650 and 760,950, respectively.

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

            RECENT ACCOUNTING PRONOUNCEMENTS. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), "SHARE-BASED PAYMENT" ("SFAS 123(R"). SFAS 123 (R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payments transactions be recognized in the financial statements. SFAS 123(R) applied to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased, or cancelled after the effective date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, "STATEMENT OF CASH FLOWS", to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The company does not expect the adoption of SFAS 123(R) to have an impact of its financial position or operating results.

            In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, EXCHANGES OF NON-MONETARY ASSETS. SFAS 153 is an amendment of APB Opinion 29 and is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB). SFAS 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion 29 makes exceptions for these non-monetary exchanges. The company does not expect the adoption of SFAS 153 to have an impact of its financial position or operating results.

3.          INVESTMENTS

            Investments, other at December 31, 2004 and 2003, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each invested. The Company's carrying value of these investments approximates fair value at December 31, 2004 and 2003.

            The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of these investments and did not record any realized loss on the value of these investments. At December 31, 2004 the Company concluded that the value of the investments has remained unchanged. At December 31, 2003 the Company has concluded that there had been a decline in fair value of one of its investments. Accordingly, the Company has recorded a realized loss of $16,500 on its non-marketable investments for the years ended December 31, 2003.

4.          NOTE RECEIVABLE - RELATED PARTY

            Note receivable - related party of $96,643 and $96,708 at December 31, 2004 and 2003, respectively, represents the remaining balance due from Metro Investments, LLC ("Metro") under an amended note dated January 2001. Metro is owned by Pierre Narath, the Company's Chairman of the Board and Jason Raza, the Company's President and Chief Executive Officer. The amended note was due December 31, 2004. Subsequent to December 31, 2004, the note was extended under the following terms: Metro will transfer investment securities with a value of approximately $36,800 to be applied against the outstanding principal balance; the remaining balance will be payable in monthly installments of $450 plus interest at 5.75%; and any remaining principal and unpaid interest outstanding will be due on May 2010.

5.          DEFERRED COMPENSATION

            In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's Chairman of the Board. The note bore interest at the prime rate adjusted annually at the note's anniversary date and originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder's equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, the approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. No compensation was applied against the balance during 2004 and 2003. At December 31, 2004 and 2003, approximately $42,000 remains outstanding. Subsequent to December 31, 2004, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. The balance due under the note is due and payable May 2010. Interest on this note will accrue monthly at 5% and will be paid on the note's due date.

6.          PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at December 31:

                                                     2004             2003
                                                   --------         --------

            Office equipment and furniture         $ 74,151         $ 74,151
            Leasehold improvements                   21,704           21,704
                                                   --------         --------
                                                     95,855           95,855
            Less - accumulated depreciation         (90,947)         (85,826)
                                                   --------         --------
                                                   $  4,908         $ 10,029
                                                   ========         ========

            Depreciation expense for the years ended December 31, 2004 and 2003 was $5,121 and $13,435, respectively.

7.          NOTE-PAYABLE

            Note Payable consists of the following at December 31 2003:


            $75,000 Settlement agreement dated November 20, 2001,
            6.0% interest per annum, 30 Monthly principal and
            interest payments of $2,698, maturing April 2004.       $ 10,660

            Interest expense incurred in 2004 and 2003 was approximately $430 and $1,650 respectively.

8.          SHAREHOLDERS' EQUITY

            STOCK OPTION PLANS. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire ten years from the date of grant. Options granted after 1995 vest over four years and expire ten years from date of grant. At December 31, 2004 and 2003, options for 727,325 and 573,825 shares respectively were available for future grants under the plans.

            All options granted under these plans were granted at fair market value at date of issuance. A summary of the status of the Company's stock option plans and stock warrants as of December 31, 2004 and 2003, and changes during the years ended on those dates is presented below:

                                                      2004                     2003
                                                ------------------      -------------------
                                                          Weighted                 Weighted
                                                           Average                 Average
                                                           Exercise                Exercise
                                                Shares      Price       Shares      Price
                                                -------    -------      -------    -------
            Options and warrants
            outstanding, beginning of year      760,950      $0.69      854,450      $0.67

            Granted                                --         --          6,500       0.05
            Exercised                              --         --           --         --
            Canceled                           (214,300)      0.43     (100,000)      0.48
                                                -------                 -------

            Options and warrants
            outstanding, end of year            546,650      $0.79      760,950      $0.69
                                                =======                 =======

            Options and warrants
            exercisable at year-end             537,150      $0.81      739,075      $0.71
                                                =======                 =======

            The following table summarizes other information about stock options outstanding at December 31, 2004

                                                Weighted
                                                 Average      Weighted                  Weighted
                                 Number         Remaining      Average       Number     Average
              Range of         Outstanding     Contractual    Exercise    Exercisable   Exercise
            Exercise Price      12/31/04          Life          Price       12/31/04     Price
            --------------    -------------     --------      ---------     --------   ---------
             $0.00-$2.16        546,650            4.3          $ 0.79       537,150     $ 0.81

            As discussed in Note 1, the Company accounts for its stock-based employee compensation arrangements using the intrinsic value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations.

            SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based compensation to employees is calculated through the use of option-pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option compensation arrangements. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the

8.          SHAREHOLDERS' EQUITY (CONTINUED)

calculated values. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

                                                            2004         2003
                                                            ----         ----

Net Income (loss):                   As reported          $(74,813)    $80,567
                                     Pro forma            $(75,137)    $79,911

Basic and diluted loss per share:    As reported          $  (0.01)    $  0.01
                                     Pro forma            $  (0.01)    $  0.01

            No options were granted in 2004. The fair value of options granted under the Company's stock option plans during 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 181%, risk-free interest rate of 4.00%, and expected lives of 3 years. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur.

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


9.          EMPLOYEE BENEFIT PLANS

            The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2004 and 2003.

10.         INCOME TAXES

            The provision for (benefit from) income taxes consists of the following for the years ended December 31:

                                                          2004          2003
                                                       ----------    ----------
            Current:
             Federal                                   $       --    $   (7,000)
             State                                             --        (5,000)
                                                       ----------    ----------
                                                               --       (12,000)
                                                       ----------    ----------
            Deferred:
             Federal                                           --         7,000
             State                                             --         5,000
                                                       ----------    ----------
                                                               --        12,000
                                                       ----------    ----------
            Provision for (benefit from) income taxes  $       --    $       --
                                                       ==========    ==========

            A reconciliation of federal statutory rate of 34% to the provision for (benefit from) income taxes follows:

                                                          2004          2003
                                                       ----------    ----------

            Federal taxes at statutory rates           $  (25,400)   $   27,400
            State benefits, net of federal tax effect       5,100        (4,600)
            Other                                          14,600       (16,900)
            Graduated tax rate effect                      15,400       (15,600)
                                                       ----------    ----------
            Provision for (benefit from) income taxes  $     --      $     --
                                                       ==========    ==========

            The components of the deferred tax assets (liabilities), as reflected on the balance sheets, consist of the following:

                                                        2004           2003
                                                    ------------   ------------
            Deferred tax assets:
            Net operating loss and credit
              carry-forwards                        $  6,097,000   $  6,017,000
            Unrealized loss on investments               675,000        675,000
            Reserves and accruals                         16,000         10,000
                                                    ------------   ------------
                                                       6,788,000      6,702,000

            Valuation allowance                       (6,788,000)    (6,702,000)
                                                    ------------   ------------

            Net deferred tax asset (liability)      $       --     $       --
                                                    ============   ============

            In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances of $6,788,000 and $6,702,000 for December 31, 2004 and 2003, respectively, have been established for deferred tax assets.

            At December 31, 2004, the Company had federal and state net operating loss carry-forwards of approximately $17,000,000 and $3,075,000, respectively, which will begin expiring in the years 2010 and 2005, respectively. At December 31, 2003, the Company had general business credit carry-forwards for federal purposes of approximately $126,000, which will begin expiring in the year 2011.

11.         COMMITMENTS AND CONTINGENCIES

            As of December 31, 2004, the Company was renting its North Andover office as a tenant at will. Rent and lease expense was approximately $51,220 and $62,150 for the years ended December 31, 2004 and 2003, respectively.

            The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company's software products. Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales. The Company recorded royalty expense of approximately $116,100 and $111,400 for the years ended December 31, 2004 and 2003, respectively.

            The Company is also subject to other legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.    CONTROLS AND PROCEDURES

As of December 31, 2004, our management team, including our Chief Executive Officer and our Accounting Manager, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and our Accounting Manager, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Accounting Manager, of material information that we are required to include in periodic Securities and Exchange Commission filings.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

            The directors and executive officers of the Company at March 30, 2005 are as follows:

                                                                        DIRECTOR
NAME                      AGE   TITLE                                    SINCE
----                      ---   -----                                    -----

Pierre A. Narath .......   41   Chairman of the Board                     1998
Jason K. Raza...........   43   President and Chief Executive Officer     1999
Ronald R. Maas..........   58   Director and Audit Committee Chair        1993

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

            Ronald R. Maas served as Chief Financial Officer and Executive Vice President of the Company from 1991- 1999, and has served as a director of the Company since 1993. For the last five years he is employed as an Investment Banker at AM Razo and Company. Mr. Maas also serves as the Corporate Secretary from and as Audit Committee Chair.

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

            Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended December 31, 2004.

ITEM 10.    EXECUTIVE COMPENSATION

            The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

                                                     Other         Restricted
Name &                                               Annual          Stock                                All Other
Principal                                            Compen-         Awards       Options/     LTIP        Compen-
Position            Year  Salary ($)    Bonus ($)    sation ($)       ($)         SAR (#)     Payouts      sation
------------------- ---- ------------ ------------ ------------- -------------- ----------- ----------- -------------
P. A. Narath        2004   $ 67,000       -             -              0             0            0           0
former CEO,         2003   $ 72,000       -             -              0             0            0           0
President and       2002   $101,250       -             -              0             0            0           0
Chairman

J. K. Raza,         2004   $150,000       -             0              0             0            0           0
President and       2003   $150,000       -             0              0             0            0           0
CEO                 2002   $150,000       -             0              0             0            0           0

            Note receivable - related party of $96,643 and $96,708 at December 31, 2004 and 2003, respectively, represents the remaining balance due from Metro Investments, LLC ("Metro") under an amended note dated January 2001. Metro is owned by Pierre Narath, the Company's Chairman of the Board and Jason Raza, the Company's President and Chief Executive Officer. The amended note was due December 31, 2004. Subsequent to December 31, 2004, the note was extended under the following terms: Metro will transfer investment securities with a value of approximately $36,800 to be applied against the outstanding principal balance; the remaining balance will be payable in monthly installments of $450 plus interest at 5.75%; and any remaining principal and unpaid interest outstanding will be due on May 2010.

            In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's Chairman of the Board. The note bore interest at the prime rate adjusted annually at the note's anniversary date and originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder's equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, the approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. No compensation was applied against the balance during 2004 and 2003. At December 31, 2004 and 2003, approximately $42,000 remains outstanding. Subsequent to December 31, 2004, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. The balance due under the note is due and payable May 2010. Interest on this note will accrue monthly at 5% and will be paid on the note's due date.

OPTION GRANTS IN LAST FISCAL YEAR

            The Company did not grant stock appreciation rights in 2004 to any of the executive officers named above.

AGGREGATED OPTION EXERCISES IN 2004 AND OPTION VALUES AS OF MARCH 30, 2005

            No options were exercised in 2004 or during the first quarter up to March 30, 2005 by any of the named executive officers. The values of unexercised options at March 30, 2005, for each of the executive officers named above are as follows:
                                                             Value of
                                            Number of       Unexercised
                                           Unexercised      In-the-Money
                                          Options/SARs at  Options/SARs at
                   Shares                   03/30/05(#)      03/30/05($)
                Acquired on     Value     Exercisable(1)/  Exercisable(1)/
Name            Exercise (#) Realized ($) Unexercisable(2) Unexercisable(2)
--------------- ------------ ------------ ---------------- ----------------
P. A. Narath                                130,000(1)           0(1)
                     0          0                 0(2)           0(2)
J. K. Raza           0          0            40,000(1)           0(1)
                                                  0(2)           0(2)

            The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for shares of the Company's Common Stock on December 31, 2004 which was $.13.

BOARD OF DIRECTOR MEETINGS AND COMMITTEES

            During 2004, the Company's Board of Directors held three board meetings by telephone.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth the beneficial ownership of common stock of the Company as of March 30, 2005, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) each of the named executive officers of the Company referred to above under "EXECUTIVE COMPENSATION AND OTHER INFORMATION"; (c) each director of the Company; and (d) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 1538 Turnpike Street, North Andover, Massachusetts 01845.

                                         NUMBER OF SHARES          APPROXIMATE
NAME                                    BENEFICIALLY OWNED(1)     PERCENT OWNED
--------------------------------------- ---------------------     -------------

Pierre A. Narath                              3,376,088 (2)            29.5%
Jason K. Raza                                   710,000 (3)             6.2%
Ronald R. Maas                                  331,210 (4)             3.0%
All Directors and Executive Officers
As a Group (3 individuals)                    4,417,298 (5)            38.7%

(1) Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Excludes options that do not vest within 60 days of the date of this report. As of March 30, 2005, an aggregate of 11,440,060 shares of common stock was outstanding.
(2) Includes options to purchase 130,000 shares that currently are exercisable.
(3)   Includes options to purchase 40,000 shares that currently are exercisable.
(4) Includes options to purchase 145,400 shares that currently are exercisable.
(5)   Includes officers' and directors' shares listed above.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Note receivable - related party of $96,643 and $96,708 at December 31, 2004 and 2003, respectively, represents the remaining balance due from Metro Investments, LLC ("Metro") under an amended note dated January 2001. Metro is owned by Pierre Narath, the Company's Chairman of the Board and Jason Raza, the Company's President and Chief Executive Officer. The amended note was due December 31, 2004. Subsequent to December 31, 2004, the note was extended under the following terms: Metro will transfer investment securities with a value of approximately $36,800 to be applied against the outstanding principal balance; the remaining balance will be payable in monthly installments of $450 plus interest at 5.75%; and any remaining principal and unpaid interest outstanding will be due on May 2010.

            In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company's Chairman of the Board. The note bore interest at the prime rate adjusted annually at the note's anniversary date and originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder's equity section of the balance sheet, to be applied against Mr. Narath's future compensation. During 2001, the approximately $85,000 of Mr. Narath's 2001 compensation was applied against the remaining balance. No compensation was applied against the balance during 2004 and 2003. At December 31, 2004 and 2003, approximately $42,000 remains outstanding. Subsequent to December 31, 2004, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. The balance due under the note is due and payable May 2010. Interest on this note will accrue monthly at 5% and will be paid on the note's due date.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

            1. Exhibits.

            The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)         Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2004.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth fees for services Sullivan Bille P.C. and Vitale Caturano and Company P.C. provided during fiscal years 2004 and 2003:

                                                      2004         2003
                                                    --------     --------
            Audit fees(1)                           $ 27,000     $ 25,000
            Audit related fees(2)                       --           --
            Tax fees(3)                                4,000        4,000
            All other fees(4)                           --          2,250
                                                    --------     --------
                 Total                              $ 31,000     $ 31,250
                                                    ========     ========

(1) Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financials statements and advice on accounting matters that arose during the audit.

(2) During 2004 and 2003 the Company did not incur fees for assurance services related to the audit of the Company's financials statements which services would be reported in this category.

(3) Represents fees for services and advice provided in connection with preparation of the Company's federal and state tax returns.

(4) Represents fees in connection with the Company's change in independent public accountants on September 25, 2003 and re-issuance of the Company's prior independent public accountants' opinion on the 2002 financials statements filed with the 2003 form for the 2003 annual audit and 10-KSB.

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

                         TouchStone Software Corporation
                         -------------------------------

                                INDEX TO EXHIBITS
                                -----------------

    3.1       Certificate of Incorporation of Registrant in Delaware. (9)
    3.2       By-Laws of Registrant. (9)
    *10.1     1988 Incentive Stock Option Plan. (1)
    *10.1A    1988 Amended Incentive Stock Option Plan. (2)
    *10.1B    1988 Non-Qualified Stock Option Plan. (2)
    *10.1C    1991 Stock Option Plan. (3)
    *10.1D    Employee Stock Purchase Agreement. (5)
    *10.1E    1994 Non-Qualified Stock Option Plan (6)
    *10.1F    1995 Non-Qualified Stock Option Plan (9)
    *10.1G    Preferred Share Purchase Rights (7)
    *10.1H    1997 Incentive Stock Plan (8)
    10.3      Software Purchase agreement
    21        Subsidiaries of Registrant (2)
    23        Consent of Sullivan Bille P.C.
    31.1      Certification pursuant to Rule 13a-14 of Securities Exchange Act of 1934.
    31.2      Certification pursuant to Rule 13a-14 of Securities Exchange Act of 1934.
    32        Certifications Pursuant to Rule 13a-14(b) of Securities Exchange
              Act of 1934.

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

    (14) Incorporated by reference to the Exhibits to the Company's 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Andover Massachusetts on March 30, 2005.


                                    By /s/ Jason K. Raza
                                       -----------------------------------------
                                    Jason K. Raza
                                    President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

      SIGNATURES                             TITLE(S)
      ----------                             --------

/s/   Pierre A. Narath           Chairman of the Board, Director
------------------------------
      Pierre A. Narath



/s/   Jason K. Raza              President and Chief Executive Officer, Director
------------------------------
      Jason K. Raza



/s/   Ronald R. Maas             Director
------------------------------
      Ronald R. Maas