Form 10QSB
period 2005-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2005-05-13
CIK 751160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
March 31, 2005	0-12969

TOUCHSTONE SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-3778226
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1538 Turnpike St., North Andover, Massachusetts 01845

(Address of principal executive offices) (Zip Code)

(978) 686-6468

(Registrant’s telephone number, including area code)

None

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                     Yes ☒ No ☐

The number of shares of Common Stock of the Registrant outstanding as of May 16, 2005 was 11,440,060 shares.

INDEX

Page
Number
PART I. Financial Information

ITEM 1. Financial Statements

Consolidated Balance Sheet - March 31, 2005	3

Consolidated Income Statements - Three Months Ended March 31, 2005 and 2004	4

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005 and 2004	5

Notes to Consolidated Financial Statements	6-8

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

ITEM 3. Controls and Procedures	12

PART II. Other Information

ITEM 1. Legal Proceedings	13

ITEM 2. Changes in Securities	13

ITEM 3. Defaults Upon Senior Securities	13

ITEM 4. Submission of Matter To a Vote of Security Holders	13

ITEM 5. Other Information	13

ITEM 6. Exhibits and Reports on Form 8-K	13

Signatures	14

Exhibits	15-17

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED BALANCE SHEET

March 31, 2005

(unaudited)

Assets
Current assets:
Cash and cash equivalents	$294,505
Accounts receivable, net	9,814
Inventories	24,763
Prepaid expenses and other current assets	14,194
Total current assets	343,276

Note receivable, stockholder	42,184
Note receivable, related party	96,643
Investments, other	147,727
Property, and equipment, net	4,067
$633,897
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,200
Accrued payroll and related expenses	57,889
Other accrued expenses	87,587
Total current liabilities	183,676

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares
authorized, none issued or outstanding
Common stock, $.001 par value, 20,000,000 shares
authorized; issued and outstanding, 11,440,060 shares	11,440
Additional paid-in capital	20,979,684
Accumulated deficit	(20,540,903)
Shareholders’ equity, net.	450,221
$633,897

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

(unaudited)

	Three Months ended March 31,
	2005	2004
Revenues:
Product sales	$437,735	$478,323
Royalty income	522	14,009
Total revenues	438,257	492,332
Cost of revenues	68,991	73,454
Gross profit	369,266	418,878

Operating expenses:
Sales, marketing, general and administrative	251,492	255,197
Research and development	106,884	131,629
Total operating expenses	358,376	386,826
Income from operations	10,890	32,052
Other income, net	788	2,804
Net income	$11,678	34,856

Basic earnings per share	$0.00	$0.00

Basic weighted average shares outstanding	11,440,060	11,440,060

Diluted earnings per share	$0.00	$0.00

Diluted weighted average shares outstanding	11,986,710	12,010,010

The accompanying notes are an integral part of these consolidated financial statements

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2005		2004
Cash flows from operating activities:
Net Income		$11,678	$34,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		841	2,493
Changes in assets and liabilities:
Accounts receivable		15,410	(7,485)
Inventories		(165)	(3,807)
Prepaid expenses and other current assets		870	(232)
Accounts payable		(34,195)	(9,716)
Accrued liabilities		10,207	6,109
Net cash provided by operating activities		4,646	22,218

Cash flows from investing activities:
Collection of notes receivable – related party		—	16
Net cash provided by investing activities		—	16

Cash flows from financing activities:
Payment on long-term debt		—	(7,975)
Net cash used in financing activities		—	(7,975)

Net increase in cash and cash equivalents		4,646	14,259
Cash and cash equivalents, beginning of period		289,859	356,333
Cash and cash equivalents, end of period.		$294,505	$370,592

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$180	$195
Income taxes	$		$—

The accompanying notes are an integral part of these consolidated financial statements

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations. TouchStone Software Corporation and its subsidiary (“TouchStone” or the “Company”) markets, and supports a line of computer problem-solving utility software and supporting products and engineering services which simplify personal computer installation, support, and maintenance. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users.

Principles of Consolidation. The consolidated financial statements of the Company include the financial statements of the Company’s wholly-owned subsidiary; eSupport.com, Inc.. All inter-company transactions and balances have been eliminated.

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjuction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Such adjustments consisted only of normal recurring items.

The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company previously has suffered recurring operating losses and operating cash flow deficits, has an accumulated deficit of $20,540,903 at March 31, 2005, and is dependent on its investment portfolio and cash balance to fund future operations. In addition, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to increased competition from other companies and obsolescence of its products and services. Also amoung these risks are the decreased sales leads the Company has faced with the changes to Phoenix Technology’s website. The Company is still working with Phoenix Technologies on a solution to the website change that occurred in February 2003. Phoenix has moved the Company’s link to a more acceptable location on their website. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern at March 31, 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s ongoing reorganization plan of providing for significant staff reductions in non-core operating and support functions, limitations on corporate travel and a realignment of senior management responsibilities has been fully executed. In order to meet its cash requirements over the next twelve months, management expects to supplement cash flow benefits expected from these initiatives with current cash reserves. Other additional sources of financing, including additional private debt or equity capital, are being explored, along with seeking merger candidates with whom the Company has synergies.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

2.	Earnings Per Share

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the periods ended March 31, 2005 and 2004. At March 31, 2005 and 2004, the number of outstanding stock options and warrants were 546,650 and 760,950, respectively.

3.	Note Receivable – Stockholder

In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company’s Chairman of the Board. The note bore interest at the prime rate adjusted annually at the note’s anniversary date and originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder’s equity section of the balance sheet, to be applied against Mr. Narath’s future compensation. During 2001, the approximately $85,000 of Mr. Narath’s 2001 compensation was applied against the remaining balance. No compensation was applied against the balance during 2004 and 2003. At March 31, 2005 $42,184 remains outstanding. On March 29, 2005, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. The balance due under the note is due and payable March 2010. Interest on this note will accrue monthly at 5% and will be paid on or before the note’s due date.

4.	Note Receivable – Related Party

Note receivable – related party of $96,643 at March 31, 2005, represents the remaining balance due from Metro Investments, LLC (“Metro”) under an amended note dated January 2001. Metro is owned by Pierre Narath, the Company’s Chairman of the Board and Jason Raza, the Company’s President and Chief Executive Officer. The amended note was due December 31, 2004. On March 29, 2005 the note was extended under the following terms: Metro will transfer investment securities with a value of approximately $36,800 to be applied against the outstanding principal balance; the remaining balance will be payable in monthly installments of $450 plus interest at 5.75%; and any remaining principal and unpaid interest outstanding will be due on April 2010. Payments are to begin May 1, 2005

5.	Investments

Investments, other at March 31, 2005, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company’s ownership represents less than 20% of each investee. The Company’s carrying value of these investments approximates fair value at March 31, 2005.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At March 31, 2005, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

6.	Income Taxes

No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at March 31, 2005 and 2004, respectively.

7.	Stock Options

The Company accounts for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the company had applied the fair value recognition provisions of FASB Statement No. 123(R) , Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months Ended March 31,
	2005	2004
Net income as reported	$ 11,678	$ 34,856
Pro forma impact of expensing options	30	81
Pro forma net Income	$ 11,648	$ 34,775

Earnings per share:
Basic-as reported	$ 0.00	$ 0.00
Basic-pro forma	$ 0.00	$ 0.00

Diluted-as reported	$ 0.00	$ 0.00
Diluted-pro forma	$ 0.00	$ 0.00

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

TouchStone Software Corporation, Inc. and its consolidated subsidiary, (“TouchStone” or “the Company”) is a provider of system management software, which includes basic input/output (“BIOS”) software upgrades, personal computer (“PC”) diagnostics for personal computers and embedded systems. System management software is one of the fundamental layers in any microprocessor-based system (including PCs) architecture and provides an essential interface between the systems’s operating software and hardware. Organized in 1982 as a California corporation, the Company reincorporated in Delaware in January 1997. The Company’s executive offices are located at 1538 Turnpike Street, North Andover, Massachusetts 01845, and its telephone number is (978) 686-6468.

In January 2000, the Company formed eSupport.com, Inc. (a New Hampshire Corporation), a wholly-owned subsidiary, which currently conducts the day to day operations. The Company’s core product is BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC. During the past several years, eSupport has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software and NRE (non-recurring engineering) services to both end-users and OEM customers. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. The Company believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available.

eSupport’s customers include primarily end-users, enterprises such as Fortune 500 corporations, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. eSupport markets and licenses its products and services worldwide.

Industry Overview

During the last decade, the personal computer industry has grown rapidly – fueled most recently by the Internet. The Company believes that the market will continue to expand in the future as technological advances and increased functionality, combined with lower pricing, will increasingly make personal computers common for use in both homes and businesses. Future changes in the operating systems that run personal computers may contain some of the functionality of certain utility software of the kind marketed by the Company. The software industry, including the utility market, is increasingly being dominated by a few very large competitors. However, the Company believes that the complexities created by the Internet, multimedia and connectivity utilizing enhanced video, storage, animation, and audio capabilities will continue to drive the demand for new, sophisticated, separately installed utility software and BIOS upgrades.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

Results of Operations

The following is a discussion of the financial condition and results of operations of the Company as of March 31, 2005 and 2004 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company’s total revenues represented by each item. The Company’s historical results are not necessarily indicative of results in any future period.

	Three Months ended	Three Months ended
	March 31, 2005	March 31, 2004
Revenues:
Product sales	100%	97%
Royalty income	—	3
Total revenues	100	100
Cost of revenues	16	15
Gross profit	84	85
Operating expenses:
Sales, marketing, general and
administrative	58	52
Research and development	24	26
Total operating expenses	82	78
Income from operations	2	7
Other income, net	1	—
Net income	3%	7%

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

Comparison of Three Month Periods Ended March 31, 2005 and 2004

Revenues. The Company’s revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a royalty report and payment from the licensor. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. For the three months ended March 31, 2005, the Company experienced an overall decrease in revenues of 11% as compared to the same period a year ago. The decrease in revenues is due to lower customer traffic to the Company’s website and the decrease of Royalty income. The Company is also still working with Phoenix Technologies on a solution to the website change that occurred in February 2003. Phoenix has moved the Company’s link to a more acceptable location on their website. Product sales decreased approximately 8% as compared to the same period one year ago. Royalty revenue decreased by approximately 96% as compared to the same period one year ago due to one royalty agreement being cancelled. The second royalty situation is lower due to a product phase out. The royalty revenue will come to an end when this product is completely phased out.

Cost of Revenues. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue increased to 16% of revenues for the three month period ended March 31, 2005 from 15% for the same period a year ago. This is due mainly to an increase in costs associated with new third party products the Company has introduced on a test basis. This increase does not apply to the core products the Company sells.

Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by 1%, for the three month period ended March 31, 2005, from the same period one year ago.

Research and Development. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses decreased approximately 19% for the three month period ended March 31, 2005 from the same period one year ago. This is due to payroll decreasing slightly, which decreased the percentage allocation of the total operating expenses to each department.

Other Income, Net. Other income, net consists of interest income associated with the related party note, interest income from the Company’s money market accounts, and interest expense associated with the Company credit card. Other income decreased by approximately $2,000 for the three month period ended March 31, 2005 as compared to the same period one year ago. The decrease is due to the interest of the related party note not being paid in the first quarter of 2005 due to a re-organization of the terms of that note. Payments on the note commence again in May 2005 under the new terms.

Liquidity and Capital Resources

During the quarter ended March 31, 2005, the Company had an increase in cash from operating activities of approximately $4,600 as compared to an increase in cash of approximately $22,000 during the same three month period a year ago.

The Company’s cash balance at March 31, 2005 was approximately $295,000 as compared to approximately $371,000 a year ago.

Management expects that the cash balance and the benefits from the reduction in overall operating expenses to be sufficient to meet its cash requirements. Other additional sources of financing, including additional private debt or equity capital, are being explored, along with seeking merger candidates with whom the Company has substantial synergies.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

The Company continues to operate with no material commitments for capital expenditures and we anticipate that expenditures will continue to decrease in the immediate future as we continue to cut costs during our efforts to restructure current operating expenditures in line with our current revenue stream.

The impact of inflation during 2005 has had no material impact on our business and financial results.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly flucutations in results. Such statements are made pusuant to the “safe harbor” provisions established by recent securities legislations, and are based on the assumptions and expectations of the Company’s management at the time such statements are made. Important factors that could cause actual results to differ include the timely availability and acceptance of new products, general market conditions governing supply and demand, the impact of competitive products and pricing and other risks detailed in the Company’s filings with the Securities and Exchange Commission. Actual results may vary materially. Accordingly you should not place undue reliance on any forward-looking statements. Unless otherwise required by law, the Company disclaims any obligations to revise or update such forward-looking statements in order to reflect future events or developments.

ITEM 3.	CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
	(a)	Exhibits

Exhibit 10.13  Amended term promissory note between Metro Investments, LLC and the Company dated March 29, 2005, filed herewith

Exhibit 10.14  Promissory note between Pierre A. Narath and the Company, dated March 29, 2005, filed herewith

Exhibit 31.1     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

Exhibit 31.2     Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

Exhibit 32        Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2005.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TouchStone Software Corporation
(Registrant)

Name	Title	Date

/s/ Jason K. Raza	Chief Executive Officer and President	May 16, 2005
Jason K. Raza

/s/ Michelle L. Carrozzella	Accounting Manager	May 16, 2005
Michelle L. Carrozzella