Form 10QSB
period 2005-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2005-08-15
CIK 751160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
June 30, 2005	0-12969

TOUCHSTONE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3778226
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1538 Turnpike St., North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

The number of shares of Common Stock of the Registrant outstanding as of August 15, 2005 was
11,440,060 shares.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

INDEX
		Page Number
PART I.	Financial Information

ITEM 1.	Financial Statements
	Consolidated Balance Sheet — June 30, 2005	3
	Consolidated Income Statements — Three Months Ended June 30, 2005 and
	June 30, 2004 and Six Months Ended June 30, 2005 and June 30, 2004	4
	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2005
	And June 30, 2004	5
	Notes to Consolidated Financial Statements	6-8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	9-12

ITEM 3.	Controls and Procedures	12

PART II.	Other Information

ITEM 1.	Legal Proceedings	13
ITEM 2.	Changes in Securities	13
ITEM 3.	Defaults Upon Senior Securities	13
ITEM 4.	Submission of Matter To a Vote of Security Holders	13
ITEM 5.	Other Information	13

ITEM 6.	Exhibits and Reports on Form 8-K	13
Signatures		14
Exhibits		15-17

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEET
June 30, 2005
(unaudited)

Assets
Current assets:
Cash and cash equivalents	$205,809
Accounts receivable, net	22,712
Inventories	22,464
Prepaid expenses and other current assets	12,550
Total current assets	263,535

Note receivable, stockholder	35,000
Note receivable, related party	58,943
Investments, other	184,527
Property, and equipment, net	296,054
$838,059
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$62,231
Accrued payroll and related expenses	40,045
Other accrued expenses	98,002
Current maturities of long term debt	49,230
Total current liabilities	249,508

Long term debt, net of current maturities	196,150
Total liabilities	445,658

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares
authorized, none issued or outstanding
Common stock, $.001 par value, 20,000,000 shares
authorized; issued and outstanding, 11,440,060 shares	11,440
Additional paid-in capital	20,979,684
Accumulated deficit	(20,598,723)
Shareholders’ equity, net .	392,401
$838,059

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Product sales	$362,484	$345,450	$800,218	$823,773
Royalty income	—	11,949	523	25,958
Total revenues	362,484	357,399	800,741	849,731
Cost of revenues	66,851	42,274	135,842	115,728
Gross profit	295,633	315,125	664,899	734,003

Operating expenses:
Sales, marketing, general and administrative	220,068	229,922	471,560	485,118
Research and development	134,586	128,668	241,471	260,298
Total operating expenses	354,655	358,590	713,031	745,416
Income (loss) from operations	(59,022)	(43,465)	(48,132)	(11,413)
Other income, net	1,202	2,770	1,990	5,574
Net income (loss)	$(57,820)	$(40,695)	$(46,142)	$(5,839)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average shares outstanding	11,440,060	11,440,060	11,440,060	11,440,060

Diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted weighted average shares outstanding	11,986,710	12,201,010	11,986,710	12,201,010

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss)	$(46,142)	$(5,839)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation	1,734	3,411
Changes in assets and liabilities:
Accounts receivable	2,512	(2,517)
Inventories	2,134	(2,447)
Prepaid expenses and other current assets	2,514	(2,700)
Accounts payable	(10,164)	(13,221)
Accrued liabilities	(22,222)	12,219
Net cash used in provided by operating activities	(69,634)	(11,094)

Cash flows from investing activities:
Collection of notes receivable - related party Narath	900
Collection of notes receivable - related party-Metro	7,184	32
Additions to Property and Equipment	(22,500)	32
Net cash (used in) investing activities	(14,416)	32

Cash flows from financing activities:
Payment on long-term debt	—	(10,660)
Net cash used in financing activities	—	(10,660)

Net increase (decrease) in cash and cash equivalents	(84,050)	(21,722)
Cash and cash equivalents, beginning of period	289,859	356,333
Cash and cash equivalents, end of period.	$205,809	$334,611

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$503	$209
Income taxes	$—	$—

The Company has the following non-cash investing and financing activitites for the six months ended June 30, 2005. The Company received investments with a value of $36,800 in partial payment of the note receivable, related party.

In addition, the Company financed additions to property and equipment of $245,380.

The accompanying notes are an integral part of these consolidated financial statements

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations. TouchStone Software Corporation and its subsidiary (“TouchStone” or the “Company”) markets, and supports a line of computer prob-lem-solving utility software and supporting products and engineering services which sim-plify personal computer installation, support, and mainte-nance. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users.

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

The operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company previously has suffered recurring operating losses and operating cash flow deficits, has an accumulated deficit of $20,598,723 at June 30, 2005, and is dependent on its investment portfolio and cash balance to fund future operations. In addition, the Company is subject to a number of risks. Principally among these risks are marketing of its products and services, which are susceptible to increased competition from other companies and obsolescence of its products and services. Also among these risks are the decreased sales leads the Company has faced with the changes to Phoenix Technology's website. The Company is still working with Phoenix Technologies on a solution to the website change that occurred in February 2003. Phoenix has moved the Company's link to a more acceptable location on their website. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern at June 30, 2005. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the periods ended June 30, 2005 and 2004. At June 30, 2005 and 2004, the number of outstanding stock options and warrants were 546,650 and 760,950, respectively.

3.	Acquisition of Software

On May 5, 2005 the Company entered into a software purchase agreement with 62NDS Solutions Ltd. (the seller) to acquire certain software technology to support scanning, analysis, search and updating of system software in remote devices named UpdateFX (the Software). The purchase price, with interest imputed at 8%, is $292,880 payable to the seller as follows: $22,500 paid at closing, $22,500 payable at delivery (anticipated in October 2005) and varying semi-annual payment thereafter through April 2009, and 500,000 shares of the Company’s unregistered common stock valued at $25,000.

The 500,000 shares of common stock shall be issued after closing and maintained in an escrow account and shall be released from escrow on each payment date, in equal installments of 50,000 shares with the final release six months after the final payment date. The shares are subject to a lock-up agreement whereby the seller may not sell or transfer the shares for a period of six-months after receipt.

4.	Note Receivable - Stockholder

In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company’s Chairman of the Board. The note bore interest at the prime rate adjusted annually at the note’s anniversary date and originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder’s equity section of the balance sheet, to be applied against Mr. Narath’s future compensation. During 2001, approximately $85,000 of Mr. Narath’s 2001 compensation was applied against the remaining balance. No compensation was applied against the balance during 2004 and 2003. On March 29, 2005, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. The balance due under the note is due and payable March 2010. Interest on this note will accrue monthly at 5% per annum and will be paid on or before the note’s due date. Mr. Narath paid $7,184 on June 30, 2005 reducing the balance due on that date to $35,000.

5.	Note Receivable - Related Party

Note receivable - related party of $58,943 at June 30, 2005, represents the remaining balance due from Metro Investments, LLC (“Metro”) under an amended note dated January 2001. Metro is owned by Pierre Narath, the Company’s Chairman of the Board and Jason Raza, the Company’s President and Chief Executive Officer. The amended note was due December 31, 2004. On March 29, 2005, the note was extended under the following terms: Metro will transfer investment securities with a value of $36,800 to be applied against the outstanding principal balance; the remaining balance will be payable in monthly installments of $450 plus interest at 5.75%; and any remaining principal and unpaid interest outstanding will be due on April 2010. Payments began May 1, 2005

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

6.	Investments

Investments, other at June 30, 2005, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company’s ownership represents less than 20% of each investee. The Company’s carrying value of these investments approximates fair value at June 30, 2005.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At June 30, 2005, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.

7.	Income Taxes

No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at June 30, 2005 and 2004, respectively.

8.	Stock Options

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

	Three Months Ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(57,820)	$(40,695)	$(46,142)	$(5,839)
Pro forma impact of expensing options	30	81	60	162
Pro forma net Income (loss)	$(57,850)	$(40,776)	$(46,202)	$(6,001)

Earnings (loss) per share:
Basic-as reported	$0.00	$0.00	$0.00	$0.00
Basic-pro forma	$0.00	$0.00	$0.00	$0.00

Diluted-as reported	$0.00	$0.00	$0.00	$0.00
Diluted-pro forma	$0.00	$0.00	$0.00	$0.00

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

Industry Overview

During the last decade, the personal computer industry has grown rapidly - fueled most recently by the Internet. The Company believes that the market will continue to expand in the future as technological advances and increased functionality, combined with lower pricing, will increasingly make personal computers common for use in both homes and businesses. Future changes in the operating systems that run personal computers may contain some of the functionality of certain utility software of the kind marketed by the Company. The software industry, including the utility market, is increasingly being dominated by a few very large competitors. However, the Company believes that the complexities created by the Internet, multimedia and connectivity utilizing enhanced video, stor-age, animation, and audio capabilities will continue to drive the demand for new, sophisticated, separately installed utility soft-ware and BIOS upgrades.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

Results of Operations

The following is a discussion of the financial condition and results of operations of the Company as of June 30, 2005 and 2004 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company’s total revenues represented by each item. The Company’s historical results are not necessarily indicative of results in any future period.

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues:
Product sales	100%	97%	100%	97%
Royalty income	—	3	0	3
Total revenues	100	100	100	100
Cost of revenues	18	12	17	14
Gross profit	82	88	83	86
Operating expenses:
Sales, marketing, general and
administrative	61	62	59	56
Research and development	37	37	30	31
Total operating expenses	98	99	89	87
Income (loss) from operations	(16)	(11)	(6)	(1)
Other income, net	—	1	—	1
Net income (loss)	(16)%	(10)%	(6)%	0%

Comparison of Six Month Periods Ended June 30, 2005 and 2004

Revenues. The Company’s revenues consist of product sales, royalties and engineering services revenues. Product revenues are recorded at the time products are shipped. Royalty income is recognized upon receipt of a royalty report and payment from the licensor. Engineering services revenue generally consists of amounts charged for customization of the software prior to delivery and are generally recognized as the services are performed. For the six months ended June 30, 2005, the Company experienced an overall decrease in revenues of 6% as compared to the same period a year ago. The decrease in revenue is due to a decrease in some third party products which have been phased out. Royalty revenue is now obsolete with all contracts for Royalties cancelled.

Cost of Revenues. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services revenues. Cost of revenues as a percentage of revenue increased to 17% of revenues for the six month period ended June 30, 2005 from 14% for the same period a year ago. This is due mainly to an increase in costs associated with new third party products the Company has introduced on a test basis and the increase of shipping costs and materials.

Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services and facilities costs. Sales, marketing, general and administrative expenses decreased by 3%, for the six month period ended June 30, 2005, from the same period one year ago.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

Research and Development. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses decreased approximately 7% for the six month period ended June 30, 2005 from the same period one year ago. This is due to payroll decreasing slightly from a payroll classification, which decreased the percentage allocation of the total operating expenses to each department.

Other Income, Net. Other income, net consists of interest income associated with the related party note, interest income from the Company’s money market accounts, and interest expense associated with the Company credit card. Other income decreased by approximately $3,500 for the six month period ended June 30, 2005 as compared to the same period one year ago. The decrease is due to the interest of the related party note having lower interest income due to a re-organization of the terms of that note. The decrease is also due to the interest from the money market accounts being lower due to a lower cash balance in one of these accounts.

Liquidity and Capital Resources

During the six months ended June 30, 2005, the Company had a decrease in cash from operating activities of approximately $70,000 as compared to a decrease in cash from operating activities of approximately $11,000 during the same six month period a year ago. The main factor of this decrease in cash flow is the net operating loss the Company has had through the first six months of 2005.

The Company’s cash balance at June 30, 2005 was approximately $206,000 as compared to approximately $335,000 a year ago.

On May 5, 2005 the Company entered into a software purchase agreement with 62NDS Solutions Ltd. (the seller) to acquire certain software technology to support scanning, analysis, search and updating of system software in remote devices named UpdateFX (the Software). The purchase price, with interest imputed at 8%, is $292,880 payable to the seller as follows: $22,500 paid at closing, $22,500 payable at delivery (anticipated in October 2005) and varying semi-annual payment thereafter through April 2009, and 500,000 shares on the Company’s unregistered common stock valued at $25,000.

The 500,000 shares of common stock shall be issued after closing and maintained in an escrow account and shall be released from escrow on each payment date, in equal installments of 50,000 shares with the final release six months after the final payment date. The shares are subject to a lock-up agreement whereby the seller may not sell or transfer the shares for a period of six-months after receipt.

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

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY
ITEM 3.    Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2005.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings
None

ITEM 2.    Changes in Securities
None

ITEM 3.    Defaults Upon Senior Securities
None

ITEM 4.    Submission of Matters To a Vote of Security Holders
None

ITEM 5.    Other Information
None

ITEM 6.    Exhibits and Reports on Form 8-K

  (a) Exhibits
Exhibit 10.15 Software Purchase Agreement
Exhibit 31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
Exhibit 31.2 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934
Exhibit 32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

(b) Reports on Form 8-K
On June 29, 2005, the Company filed a current report on Form 8-K to announce the acquisition of technolgy fron 62NDS Solutions, Ltd.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TouchStone Software Corporation (Registrant)

Date: August 15, 2005	By:	/s/ Jason K. Raza
Name: Jason K. Raza
Title: Chief Executive Officer and President

Date: August 15, 2005	By:	/s/ Michelle L. Carrozzella
Name: Michelle L. Carrozzella
Title: Accounting Manager