Form 10KSB
period 2005-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2006-03-30
CIK 751160

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

Commission File Number 0-12969

TouchStone Software Corporation

Delaware	95-3778226
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1538 Turnpike Street, North Andover, MA 01845
(Address of principal executive offices)

Issuer’s telephone number: (978)686-6468

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended December 31, 2005 were $1,615,239.

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $3,041,105 as of March 27, 2006.

On March 30, 2005, the Registrant had outstanding 11,940,060 shares of voting Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (circle one) Yes ☐ No ☒

TOUCHSTONE SOFTWARE CORPORATION
FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2005
TABLE OF CONTENTS

PART I.
Item 1.	Description of Business	3-7
Item 2.	Description of Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities	8
Item 6.	Management’s Discussion and Analysis or Plan of Operation	8-14
Item 7.	Consolidated Financial Statements	15-27
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.	27
Item 8A.	Controls and Procedures	27

PART III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	28
Item 10.	Executive Compensation	29-30
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters	30-31
Item 12.	Certain Relationships and Related Transactions	31
Item 13.	Exhibits and Reports on Form 8-K	31
Item 14.	Principal Accountant Fees and Services	32
Signatures		34

PART I

Item 1.    Description of Business

TouchStone Software Corporation, Inc. and its consolidated subsidiary, (“TouchStone” or “the Company”) is a provider of system management software, which includes basic input/output (“BIOS”) software upgrades, personal computer (“PC”) diagnostics for personal computers and embedded systems. System management software is one of the fundamental layers in any microprocessor-based system (including PCs) architecture and provides an essential interface between the system’s operating software and hardware. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC.

We are the world’s oldest and largest provider of BIOS Upgrades with over 16 years of unparalleled excellence in the industry. Not only are we the oldest and largest BIOS Upgrade Company, but we are also the exclusive authorized BIOS upgrade company and support center for Phoenix Technologies, Inc. (NASDAQ PTEC) AwardBIOS. For many years, we have enjoyed our relationships with the world’s leading Motherboard Manufacturers and our engineering team works closely with all of these companies to ensure that we have the absolute latest code to include with our BIOS Upgrades. It is because of our experience, knowledge and expertise that we are confident that we can upgrade the BIOS on any PC and have long enjoyed the reputation of being the source for BIOS Upgrades.

In January 2000, the Company formed eSupport.com, Inc. (a New Hampshire Corporation), a wholly-owned subsidiary, which currently conducts the day to day operations of the Company. During the past several years, eSupport has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. eSupport believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available.

In December 2005 the Company introduced its newest product, Driver Agent. The Driver Agent technology is based on TouchStone’s UpdateFX scan, analyze, search and update architecture, which was purchased during 2005. Driver Agent’s comprehensive technology enables users to easily and safely determine if and when critical updates are available for their PC’s. Through an ActiveX control, Driver Agent will safely scan a user’s PC, provide a detailed hardware report and then allow the user to view complete device driver history of installed devices on their system. Driver Agent cross references the user’s hardware and driver report to a comprehensive proprietary database compiled of greater than 90,000 updated device drivers. Subscribers to the Driver Agent service can then quickly and safely download the latest device drivers for their PC.

The Company acquired two strategic web properties in 2005, www.totallydrivers.com and www.driversdb.com. The addition of these properties, along with the existing properties of www.esupport.com and www.award-bios.com, supply the Company with a strategic edge to aggregate customer Internet traffic. The increase in customer Internet traffic enhances the Company's ability to market its products effectively as these properties propagate throughout the Internet, helping the Company to become a premier destination for critical system updates. The increase in traffic from these properties reduces the need for other costly avenues of marketing. The newly acquired properties also generate advertising revenue through various sources.

eSupport’s customers include primarily end-users, enterprises such as some Fortune 500 corporations, government agencies, major educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. eSupport markets and licenses its products and services worldwide.

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

Products and Services

Our revenue is derived from two principal sources: software products and web advertising income.

The Company currently offers the following major products:

Product Title	Description

BIOS Upgrade Solutions
The BIOS is the control center of any PC or compatible. Without a properly functioning one, the operating system will not run correctly, devices will not configure, and the system will fail. The Company’s BIOS upgrades solutions (known as firmware), allow end-users to keep their systems current by enabling the latest technology, such as large drive support, increased RAM size, processor upgrades, etc. Once the BIOS upgrade is installed the operating system (Windows, Linux, etc) will then be able to manage new technology add-ons.

CheckIt PE® 7.0 Portable Edition
CheckIt 7.0 Portable Edition is a modular PC testing and diagnostics tool expressly designed for computer manufacturers, resellers and repair centers. Designed to meet the requirements of demanding professional users, it brings the power of a professional testing laboratory to anyone who installs, checks, develops, refurbishes, or repairs PC hardware. CheckIt 7.0 PE was developed for use by PC manufacturers and after-market professionals - at varying levels and with varying technical requirements. TouchStone is licensed by Smith Micro Software, Inc. to resell this product.

ISA/PCI POSTcard
The ISA and PCI Postcard is a plug-in diagnostic card to aid IT professionals and PC end-users alike to determine the causes of their system failures. It requires no operating system to run and works on any PC or compatible. The ISA POSTcard can be plugged into any XT, AT, ISA or EISA compatible expansion slot and the PCI POSTcard can be plugged into any PCI expansion slot and in seconds POSTcard is displaying test results, often pinpointing the exact bad component. The POSTcard user’s manual lists the BIOS POST codes of all major BIOS vendors.

Driver Agent
The Driver Agent Service is based on TouchStone Software’s recently acquired UpdateFX technology platform. Driver Agent is an advanced PC hardware scan, analyze and update technology specific to device drivers. Driver Agent’s comprehensive technology enables users to easily and safely determine if and when critical updates are available for their PC’s. Through an ActiveX control, Driver Agent will safely scan a user’s PC, provide a detailed hardware report and then allow the user to view complete device driver history of installed devices on their system. Driver Agent cross references the user’s hardware and driver report to a comprehensive proprietary database compiled of greater than 90,000 updated device drivers. Subscribers to the Driver Agent service can then quickly and safely download the latest device drivers for their PC.

Web Advertising Income	Income is generated monthly from the internet properties owned by the Company from customers placing their advertisements on these internet sites.

Product Development

The Company believes that significant investment in research and development is required in order to remain competitive, accelerate the rate of product introductions, incorporate new technologies, and sustain the quality of its products. In addition to engineering and quality assurance, the Company’s research and development activities include the identification and validation of a product’s potential commercial success, as well as the incorporation of new technologies in new products. The Company works closely with hardware and software manufacturers to anticipate user problems with new products. These efforts and the resulting "core" technology are critical in enabling the Company to be competitive, improve quality and consistency, and quickly bring products to market.

TouchStone’s Driver Agent business is at the core of the rapidly changing PC industry. The Driver Agent technology is based on TouchStone’s UpdateFX scan, analyze, search and update architecture. Management has determined that continued Driver Agent development will be needed in order to maintain a truly competitive edge. Moreover, in order to deliver a leading-edge critical system update product, there is many complex technological factors. Therefore, extensive engineering resources will be required in order to comply with varying PC Industry standards.

The BIOS Upgrade business is part of a fast changing industry. Given the results of the last five years, and the competitive factors affecting the software industry, as discussed elsewhere in this report, management is unable to predict at this time whether the Company can be successful at designing and developing BIOS products that can compete profitably in this industry. Furthermore, the Company has encountered new proprietary technologies being used by motherboard manufacturers, which are significantly more complex than those previously encountered in the development of the Company’s products. This may result in significant delays and greater expense than normally encountered by the Company in the development of its BIOS products.

The Company has worked with other companies to develop software that can be marketed and sold by the Company. These arrangements have permitted the Company to expand its product offerings without incurring all of the risks and costs of new product development. Typically, the agreements between the Company and these third parties provide that the Company pays the developer royalties as products are sold. The Company also seeks to identify products developed by others that can be published by the Company, for marketing and sale under the Company’s name and trademarks and through the Company’s established channels of distribution.

Distribution, Sales, and Marketing

The Company currently markets its products via a direct inbound and outbound sales force and the Internet. The Company’s sales force as of March 30, 2006 consisted of a direct sales team of 3 individuals who receive salary plus commissions. The Company purchased two websites in 2005 which not only serve as a means of marketing of the Driver Agent service at, but also generates revenue from advertising customers. The Company also utilizes outside consultants in its marketing efforts, including design and development of product packaging, advertise-ments, and promotional items. The Company has also employed the practice of entering into revenue sharing agreements with strategic vendor companies who synergy with the Company’s products is beneficial. These Companies normally market the Company on their own to drive existing customers to the Company’s websites in order to purchase products. In return the Company pays a revenue share to the strategic vendor company.

Competition

The market for BIOS Upgrade products and Driver Update products is intensely competitive and constantly changing. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company’s products. Some of these firms have substantially greater financial resources, technical personnel and marketing resources than the Company. Moreover, there are no proprietary barriers to entry into the BIOS Upgrade market that could keep competitors from developing and selling and/or giving away products, which compete with those marketed by the Company. Increased competition may result in a reduction in consumer demand of the Company’s products; and any of these events could have a material adverse effect on the Company’s operating results.

The Company faces increasing pricing pressures from the industry wide price wars for PC Hardware and, accordingly, competitive pressures may require the Company to reduce its prices. In addition, to the extent that Microsoft or other companies incorporate features comparable or superior (either in perception or reality) to those offered by the Company into a new version of Windows, or other products (or separately offer such products), sales of the Company’s products could be materially adversely affected. As a result, the Company’s products could be rendered noncompetitive or obsolete.

Proprietary Rights

The Company regards its software as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws, employee confidentiality and nondisclosure agreements and third-party nondisclosure agreements, and other methods of protection common in the industry. Despite these precautions, it may be possible for an unauthorized third party to copy or reverse-engineer certain portions of the Company’s products or to obtain and use information that the Company regards as proprietary.

Under existing law, software products have been difficult to patent, and copyright laws offer limited protection. The Company routinely applies for federal trademark registrations for its products. Although the Company may file copyright applications with respect to programs developed for the Company’s software products, there can be no assurance that any such copyrights will provide meaningful protection to the Company. Furthermore, the Company may not be able to afford the expense of any litigation, which might be necessary to enforce its rights. The Company licenses its products primarily under “shrink wrap” license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. The laws of some countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States.

The Company is aware that unauthorized copying by end-users affects many companies within the software industry and, if a significantly greater amount of unauthorized copying were to occur, the Company’s operating results could be adversely affected. However, policing unauthorized use of the Company’s products is difficult. While the Company is unable to determine the extent to which software piracy of its products exists, software piracy can be expected to be a persistent problem.

The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. As the number of software products in the indus-try increases and the functionality of these products further overlaps, software developers may become increasingly subject to infringement claims. There can be no assurances that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

Employees

As of March 30, 2005, we had 13 full-time employees. We believe that our future success is dependent on attracting and retaining highly skilled engineering, sales, and marketing personnel. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

Item 2.    Description of Properties

The Company maintains its offices and research and development function in a facility containing approximately 2,400 square feet in North Andover, Massachusetts. As of October 1, 2005 the Company is operating under a 1 year lease agreement. Rental payments to the real estate trust in 2005 were $42,400. Its data server is now located in the same location, maintained by the Company.

Item 3.    Legal Proceedings

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

The Company’s shares trade on the OTC Bulletin Board under the symbol “TSSW”. The high and low closing sale prices for a share of the Company’s Common Stock set forth below for the periods indicated are as reported on the OTC Bulletin Board:

2005 - Quarter ended
December 31, 2005	0.10	0.07
September 30, 2005	0.10	0.05
June 30, 2005	0.11	0.05
March 31, 2005	0.17	0.06

2004 - Quarter ended
December 31, 2004	0.15	0.11
September 30, 2004	0.23	0.11
June 30, 2004	0.23	0.11
March 31, 2004	0.60	0.10

The stock markets have experienced extreme price and volume fluctuations during certain periods. This broad market volatility, and other factors, have affected the Company’s stock price and may do so again in the future. Any shortfall in revenue or earnings from levels expected by securities analysts, along with the sale of the operating assets and change in core business could have an immediate and significant adverse effect on the trading price of the Company’s common stock in any given period. Finally, because the Company participates in a highly dynamic industry, there is often significant volatility of the Company’s common stock price.

As of December 31, 2005, there were approximately 2,900 holders of record of TouchStone’s common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in “street” or “nominee” names.

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, to support its current operations and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including the Company’s financial condition, operating results, current and anticipated cash needs and plans for expansion.

The Company has not sold or issued any unregistered securities within the last three years, except for the 500,000 shares issued in connection with the purchase of the software from 62nds Solutions Ltd.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

General

During 2005, the Company experienced a slight increase in revenues as compared to 2004. However, the Company experienced a loss in 2005 as well as in 2004. The increase in revenues was mainly due to the addition of the Driver Agent service and the advertising income derived from the websites owned by the Company. The operating loss is mainly attributed to the decrease in various third party products that have become obsolete over the last year.

During the past several years, the Company has grown into a full-service engineering company supplying not only BIOS software upgrades, but also PC diagnostics software. As the evolution of software and hardware has become more complex, the need for compatibility has increased in importance. The Company, through its wholly owned subsidiary, eSupport.com, Inc., believes that its experience and customer focus allow it to quickly identify solutions and market products compatible with the array of operating systems, application programs, utilities and hardware products available. The Company also believes that the addition of the Driver Agent service will continue to increase revenue as the Company explores different means of marketing and distribution of this valuable product.

The Company’s customers include primarily end-users, enterprises such as some Fortune 500 corporations, government agencies, educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. eSupport.com markets and licenses its products and services worldwide.

The Company’s revenues consist of product sales and website advertising income. Web advertising income is derived from customers and is based on a per click basis. Product revenues are recorded at the time products are shipped. Although the Company at-tempts to monitor and manage the volume of its sales returns due to the nature of its direct sales business, the Company’s operations are subject to substantial and unpredictable risk of product returns. The Company has experienced approximately a 9.0% return rate but expects that rate to decrease slightly in the future.

Cost of sales includes the cost of semiconductor memory chips, central processor units, blank diskettes, compact disks, software duplication, packaging materials and user manuals, in addition to inventory obsolescence reserves as necessary. Sales and marketing expense consists primarily of salaries, commissions and benefits paid to the Company’s sales personnel and web advertising and the payments paid to various strategic vendor companies the Company pays for access to their customer base.

Re-search and development expense consists primarily of salaries and related benefits paid to engineers and computer programmers who are continually researching and designing new software and hardware products and enhancements.

The Company’s quarterly operating results may fluctuate significantly due to a variety of factors, including changes in the Company’s product and customer mix, the number and timing of new product introductions by the Company or its competitors, pricing pressures, general economic conditions, and other factors. Products are generally shipped as orders are received and, accordingly, the Company has historically operated with relatively little backlog. As a result, quarterly revenue will depend on the volume and timing of orders received during a particular quarter, both of which are difficult to forecast. In addition, the Company will continue to incur product development, marketing, and promotional expenses based upon management’s expectations as to future sales. Many of these expenses are committed in advance. Consequently, the Company has difficulty in adjusting spending in a timely manner to compensate for any unexpected shortfall in sales.

The following information should be read in conjunction with the audited consolidated financial statements included herein. All dollar amounts presented have been rounded and all percentages are approximate.

Critical Accounting Policies

Investments. The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. Under SFAS 115, marketable security investments classified as available for sale are carried at fair value, with unrealized holding gains and losses, reported as a separate component of shareholders’ equity. The Company accounts for held to maturity and non-marketable investments using the cost method. Realized gains and losses from the sale of investments are determined on a specific identification basis.

Revenue Recognition.  The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenues are composed of sales of the Company’s products, web adversting and royalties. The Company incurs shipping, packaging and handling costs which are recorded in cost of revenues.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

	2005	2004
Revenues:
Product sales	98.5%	97.5%
Web advertising income	1.5
Royalty income	0	2.5
Total revenues	100.0	100.0

Cost of revenue	14.4	15.1
Gross profit	85.6	84.9

Sales, marketing, general and administrative	57.1	56.5
Research and development	29.5	33.7
Total operating expenses	86.6	90.2
Income (loss) from operations	(1.0)	(5.3)

Other income (expense), net	(0.2)	0.7
Income (loss) before taxes	(1.2)	(4.6)
Provision for income taxes	—	—
Net Income (loss)	(1.2)%	(4.6)%

Comparison of Years Ended December 31, 2005 and 2004

Revenues. Total product sales increased approximately 2% to $1,590,600 in 2005 from $1,566,200 in 2004 due primarily to the introduction of the Driver Agent service. Cardware product sales declined nearly 97% as compared to 2004 and became an obsolete product. Diagnostic Card sales declined nearly 50% from 2004. Management’s ongoing reorganization plan provides for significant emphasis to be placed on the new Driver Agent Service and BIOS products which represented 9% and 67% of revenues for the year ended December 31, 2005, respectively.

Product information is presented in categories in the table below. The Company’s core product is the BIOS upgrades. The BIOS engineering services along with any other diagnostic services performed by the Company are grouped and presented as a group. The Company also receives royalties from customers who have purchased unlimited site licenses related to its BIOS products. CheckIT PE and Cardware are the two products the Company is licensed to resell on behalf of Smith Micro Software and ApSoft, respectively.

Product Information	2005	%	2004	%
BIOS Upgrades	$1,066,776	67%	$1,139,735	71%
CheckIt PE	248,943	15%	104,825	7%
Driver Agent Serivce	151,116	9%	—	—%
Web Advertising Income	24,120	1%	—	—%
Royalties	523	—%	39,852	2%
Engineering Services	500	—%	10,530	1%
Third Party Products	61,901	4%	183,786	11%
Diagnostic Cards	56,575	4%	113,343	7%
Miscellaneous Income	4,485	—%	3,310	—%
CardWare	300	—%	10,681	1%
Total Revenues	$1,615,239	100%	$1,606,062	100%

Gross Profit. Gross profit as a percentage of total revenues increased approximately 1% in 2005 from 2004 due to the new Driver Agent service and the web advertising revenue generated from the two web portals purchased in 2005.

Sales, Marketing, General and Administrative Expenses. Sales, marketing, general and administrative expenses increased approximately 1% from $908,125 in 2004 to $921,717 in 2005, primarily as a result of the need for increased advertising. With the increase in sales, came an increase in sales marketing, general and administrative expenses as a percentage of total revenues from 56.5% in 2004 to 57.1% in 2005.

Research and Development Expenses. Research and Development expenses decreased approximately 12% from 2004 to 2005. Expenses were $477,200 and $541,800, respectively. This is due to a decrease in general research and development costs in 2005.

Other Income(Expense). Other income(expense) decreased from income of approximately $11,100 in 2004 to an expense of approximately $4,100 in 2005. This change is mainly attributable to the interest the Company recognizes on payments due to 62nds Solutions Ltd for the purchase of UpdateFX technology platform. It is also due to the decrease in interest income earned in prior years on a note receivable.

Comparison of Years Ended December 31, 2004 and 2003

Revenues. Total product sales increased approximately 7% to $1,566,100 in 2004 from $1,462,300 in 2003 due primarily to the increase in BIOS Code Revenue and Third Party Sales. The Cardware product sales declined nearly 55% as compared to 2003 and Diagnostic Card sales declined nearly 7% from 2003. Management’s ongoing reorganization plan provides for significant emphasis to be placed on the BIOS products which represented 71% of Revenues for the year ended December 31, 2004.
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

Liquidity and Capital Resources

Working capital decreased from approximately $147,000 at December 31, 2004 to approximately $10,600 at December 31, 2005 driven by the net loss over the twelve month period and the addition to the additions to property and equipment.

The Company’s cash balance at December 31, 2005 was approximately $221,000, as compared to $290,000 a year ago. During the year ended December 31, 2005, the Company had a negative cash flow of approximately $1,800 from operating activities as compared to a negative cash flow of approximately $56,000 the year ended December 31, 2004. This is mainly due to the decrease in net loss from 2004 to 2005.

Management expects that the cash balance, lower long term and current debt and the benefits from the reduction in overall compensation to be sufficient to meet its cash requirements. Other additional sources of financing, including additional private debt or equity capital are being explored, along with seeking merger candidates with whom the Company has substantial synergies. The Company has no material commitments for capital expenditures.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), “Share-based Payment” (“SFAS 123(R”)). SFAS 123 (R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payments transactions be recognized in the financial statements. SFAS 123(R) applies to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased, or cancelled after the effective date. SFAS 123(R) also amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company does not expect the adoption of SFAS 123(R) to have an impact of its financial position or operating results.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 is an amendment of APB Opinion 20 and FASB Statement No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principal. This Statement applies to all voluntary changes in accounting principal and to changes required by an accounting pronouncement in unusual instances that the pronouncement does not include specific transition provisions. The Company does not expect the adoption of SFAS 154 to have an impact of its financial position or operating results.

In February 2006, the FASB issued SAFS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS is an amendment to SFAS 133 and 140. SFAS 155 improves financial reporting by eliminating the exception from applying SFAS 133 to interest in securitized financial assets so similar instruments are accounted for similarly regardless of the form of instruments. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have an impact on its financial position or results of operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The prior discussion and analysis of TouchStone Software Corporation’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and other financial information included herein. The Management’s Discussion and Analysis or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of the Company’s management, as well as assumptions made by, and information currently available to, the Company’s management. Future events and results could differ materially from those set forth in or underlying the forward looking statements.

The Annual Report on Form 10-KSB contains forward looking statements. Statements containing expressions such as “may”, “will”, “project”, or “might”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimated”, “potential”, “continue”, or “pursue”, or the negative or other variations thereof or comparable terminology used in the Company’s press releases and in its reports filed with the Securities and Exchange Commission are intended to identify forward-looking statements. These forward-looking statements, which are included in accordance with the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that actual results will not differ materially from these expectations. From time to time, these risks, uncertainties and other factors are discussed in the Company’s filings with the Securities and Exchange Commission. Such factors include, but are not limited to, the following:

•	that we will continue to enter reseller and original equipment manufacturer relationships;
•	that current relationships with BIOS manufacturers will remain unchanged and they will continue to be supportive with resources such as links to our website from theirs;
•	that we anticipate our gross margins may increase;
•	that our available cash resources will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next year;
•	our ability to secure additional sources of financing;
•	our ability to control operating expenses;
•	a decline in the general economy; and
•	unauthorized resellers of Phoenix and Award BIOS that may engage in business.

We caution investors that there are a number of important factors, in addition to those above, that could cause our results to differ materially from those indicated by such forward-looking statements, including those set forth below in the “Factors that May Affect Future Results and Market Price of Stock” and elsewhere throughout this report.

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

The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, many of which are beyond our control, including:
•	actual or anticipated fluctuations in our results of operations
•	our ability to raise additional capital if needed
•	technological innovations by us or our competitors
•	increased competition
•	additions or departures or key personnel
•	conditions and trends in our industry
•	general market conditions
•	our common stock is currently traded on the Over The Counter Bulletin Board, where share price volatility is more prevalent.

Item 7.    Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
TouchStone Software Corporation:

We have audited the accompanying consolidated balance sheet of TouchStone Software Corporation and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sullivan Bille, P.C.

February 3, 2006
Boston, Massachusetts

TouchStone Software Corporation
Consolidated Balance Sheet
December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$221,426	$289,859
Accounts receivable, net	16,241	25,224
Inventory	30,636	24,598
Prepaid expenses and other current assets	8,167	15,064
Total current assets	276,470	354,745

Note receivable, related party	8,427	96,643
Investments, other	184,527	147,727
Property and equipment, net	407,415	4,908
	$876,839	$604,023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,055	$72,395
Accrued payroll and related expenses	42,793	49,297
Other accrued liabilities	80,431	85,972
Current maturities of long term debt	65,097	—
Total current liabilities	266,376	207,664

Long-term debt, net of current maturities	166,628	—

Commitment and Contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares
authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 20,000,000
shares authorized; 11,940,060 shares issued and
Outstanding (2004, 11,440,060 shares)	11,940	11,440
Additional paid-in capital	21,004,184	20,979,684
Deferred compensation	—	(42,184)
Accumulated deficit	(20,572,289)	(20,552,581)
Shareholders’ equity, net	443,835	396,359
	$876,839	$604,023

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Consolidated Statement of Operations
Years Ended December 31, 2005 and 2004

	2005	2004
Revenues:
Product sales	$1,590,596	$1,566,210
Web advertising income	24,120	—
Royalty income	523	39,852
Total revenues	1,615,239	1,606,062
Cost of revenues	231,879	242,031
Gross profit	1,383,360	1,364,031

Operating expenses:
Sales, marketing, general
and administrative	921,717	908,125
Research and development	477,247	541,836
Total operating expenses	1,398,964	1,449,961
Income (loss) from operations	(15,604)	(85,930)

Other Income (expense)	(4,104)	11,117
Income (loss) before, provision for income taxes	(19,708)	(74,813)
Provision for income taxes	—	—
Net income (loss)	$(19,708)	$(74,813)

Basic income (loss) per share	$(0.01)	$(0.01)

Basic weighted average shares outstanding	11,481,727	11,440,060

Diluted income (loss) per share	$(0.01)	$(0.01)

Diluted weighted average shares outstanding	11,481,727	11,440,060

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Consolidated Statement of Shareholders’ Equity
Years Ended December 31, 2005 and 2004

			Additional
	Common Stock		Paid-in	Deferred	Accumulated	Shareholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity, net

Balances at
December 31, 2003	11,440,060	$11,440	$20,979,684	$(42,184)	$(20,477,768)	$471,172

Net loss	—	—	—	—	(74,813)	(74,813)
Balances at
December 31, 2004	11,440,060	11,440	20,979,684	(42,184)	(20,552,581)	396,359

Transfer of deferred comp				42,184		42,184
to Note Receivable
Common stock issued	500,000	500	24,500			25,000

Net loss	—	—	—	—	(19,708)	(19,708)

Balances at
December 31, 2005	11,940,060	$11,940	$21,004,184	$—	$(20,572,289)	$443,835

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Consolidated Statement of Cash Flows
Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net (loss)	$(19,708)	$(74,813)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	14,431	5,121
Benefit from doubtful accounts	—	(130)
Changes in assets and liabilities:
Accounts receivable	8,983	(11,928)
Inventory	(6,038)	(2,821)
Prepaid expenses and other current assets	6,897	7.098
Accounts payable	5,660	21,353
Accrued liabilities	(12,045)	241
Net cash used in operating activities	(1,820)	(55,879)

Cash flows from investing activities:
Collections of note receivable-related party Metro	51,416	—
Collections of note receivable-related party Narath	42,184	65
Additions to property and equipment	(124,058)
Net cash provided by(used in) investing activities	(30,458)	65

Cash flows from financing activities:
Payments on note payable	(36,155)	(10,660)
Net cash used in financing activities	(36,155)	(10,660)

Net (decrease) in cash and cash equivalents	(68,433)	(66,474)
Cash and cash equivalents, beginning of year	289,859	356,333
Cash and cash equivalents, end of year	$221,426	$289,859

Supplemental cash flow information:
Interest paid	$9,580	$426

Income taxes paid	$—	$—

The Company has the following non-cash investing and financing activities for the year ended December 31, 2005:

The Company received investments with a value of $36,800 in partial payment of the note receivable, related party.

The Company financed additions to property and equipment via a note payable of $267,880 and the issuance of 500,000 shares of common stock for $25,000.

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

1.	Nature of Operations

TouchStone Software Corporation and subsidiary, eSupport.com,Inc., (“TouchStone” or the “Company”) markets, and supports a line of computer prob-lem-solving utility software and supporting products and engineering services which sim-plify personal computer installation, support, and mainte-nance. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users.

The Company’s core product is Bios Upgrade Solutions which accounted for approximately 67% and 71% of its total revenue for 2005 and 2004, respectively.

2.	Summary of Significant Accounting Policies

Principles of Consolidation, The 2005 and 2004 consolidated financials statements of the Company include the financial statements of the Company’s and its wholly owned subsidiary; eSupport.com, Inc. All inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents. The Company considers temporary liquid investments with an origi-nal maturity of three months or less to be cash equivalents.

Investments. The Company accounts for marketable securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. Under SFAS 115, marketable security investments classified as available for sale are carried at fair value, with unrealized holding gains and losses, reported as a separate component of shareholders’ equity. The Company accounts for held to maturity and non-marketable investments using the cost method. Realized gains and losses from the sale of investments are determined on a specific identification basis.

Accounts Receivable. Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2005 and 2004, the allowance for doubtful accounts was $442.

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

Revenue Recognition.  The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Revenues are composed of sales of the Company’s products, web advertising and royalties. The Company incurs shipping, packaging and handling costs which are recorded in cost of revenues.

Research and Development. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technologi-cal feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86), until the product is available for sale. In 2005 and 2004 no software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was approximately $143,400 and $107,400 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements using the intrinsic value method of accounting prescribed in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company provides proforma disclosures of net income (loss) and income (loss) per share as required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123 encourages, but does not require companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on the fair value method of accounting. The Company accounts for stock options granted to consultants, independent representatives and other non-employees in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25” (“FIN 44”). FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to certain transactions dating back to December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company’s financial position or results of operation.

Earnings per Share. Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the years ended December 31, 2005 and 2004. At December 31, 2005 and 2004, the number of outstanding stock options and warrants were 646,900 and 546,650, respectively.

Fair Value of Financial Instruments. The recorded amounts of financial instruments, including cash equivalents, investments, accounts and notes receivable, accounts payable, and accrued liabilities, approximate their fair value because of the short maturity of these instruments. The fair value of the Company’s long-term debt approximates its carrying value.

Use of Estimates. The preparation of the Company’s consolidated financial statements in conformity with gener-ally accepted accounting principles requires manage-ment to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods then ended. Actual results could differ from management’s estimates.

Comprehensive Income. Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130) establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include unrealized gains and losses on available-for-sale securities.

Recent Accounting Pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised), “Share-based Payment” (“SFAS 123(R”). SFAS 123 (R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) requires that the costs resulting from all share-based payments transactions be recognized in the financial statements. SFAS 123(R) applied to all awards granted after the required effective date and shall not apply to awards granted in periods before the required effective date, except if prior awards are modified, repurchased, or cancelled after the effective date. SFAS 123(R) also amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. The company does not expect the adoption of SFAS 123(R) to have a material impact of its financial position or operating results.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 is an amendment of APB Opinion 20 and FASB Statement No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principal. This Statement applies to all voluntary changes in accounting principal and to changes required by an accounting pronouncement in unusual instances that the pronouncement does not include specific transition provisions. The Company does not expect the adoption of SFAS 154 to have an impact of its financial position or operating results.

In February 2006, the FASB issued SAFS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS is an amendment to SFAS 133 and 140. SFAS 155 improves financial reporting by eliminating the exception from applying SFAS 133 to interest in securitized financial assets so similar instruments are accounted for similarly regardless of the form of instruments. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have an impact on its financial position or results of operation.

3.	Investments

Investments, other at December 31, 2005 and 2004, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company’s ownership represents less than 20% of each invested. The Company’s carrying value of these investments approximates fair value at December 31, 2005 and 2004.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of these investments and did not record any realized loss on the value of these investments. At December 31, 2005 and 2004 the Company concluded that the value of the investments has remained unchanged.

4.	Note Receivable - Related Party

Note receivable - related party of $8,427 and $96,643 at December 31, 2005 and 2004, respectively, represents the remaining balance due from Metro Investments, LLC (“Metro”) under an amended note dated January 2001. Metro is owned by Pierre Narath, the Company’s Chairman of the Board and Jason Raza, the Company’s President and Chief Executive Officer. The amended note was due December 31, 2004. During 2005, the note was extended under the following terms: Metro will transfer investment securities with a value of approximately $36,800 to be applied against the outstanding principal balance; the remaining balance will be payable in monthly installments of $450 plus interest at 5.75%; and any remaining principal and unpaid interest outstanding will be due on May 2010. Beginning July 1, 2005, principal payments of $5,000 were made to the note, along with above mentioned $450 to accelerate the payoff of this note. Subsequent to December 31, 2005, the outstanding balance was paid in full.

5.	Deferred Compensation

In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company’s Chairman of the Board. The note bore interest at the prime rate adjusted annually at the note’s anniversary date and originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder’s equity section of the balance sheet, to be applied against Mr. Narath’s future compensation. During 2001, approximately $85,000 of Mr. Narath’s 2001 compensation was applied against the remaining balance. At December 31, 2004, $42,184 remained outstanding. During 2005, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. The balance due under the note was due and payable May 2010. Interest on this note was to accrue monthly at 5% and was to be paid on the note’s due date. During June 2005 the balance of this note was paid in full.

6.	Property and Equipment

Property and equipment consist of the following at December 31:

	2005	2004

Office equipment and furniture	$93,208	$74,151
Computer Software and Websites	397,880	—
Leasehold improvements	21,704	21,704
	512,794	95,855
Less - accumulated depreciation	(105,378)	(90,947)
	$407,414	$4,908

Depreciation expense for the years ended December 31, 2005 and 2004 was $14,431 and $5,121, respectively.

7.	Long-term Debt

Long-term debt consists of the following at December 31 2005:

Note payable- other, imputed interest at 8%,
payable in semi annual installments ranging
from $22,500 to $47,500, including interest,
through April 2009, unsecured	$231,725

Less current maturities	62,097

Long-term debt, net of current maturities	$166,628

Maturities of long-term debt are as follows:

Year ended	Amount
December 31,
2006	$65,097
2007	62,695
2008	67,899
2009	36,064
Total	$231,725

8.	Shareholders’ Equity

Stock Option Plans. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire ten years from the date of grant. Options granted after 1995 vest over four years and expire ten years from date of grant. Options granted in 2005 fully vest in two years. At December 31, 2005 and 2004, options for 627,075 and 727,325 shares respectively were available for future grants under the plans.

All options granted under these plans were granted at fair market value at date of issuance. A summary of the status of the Company’s stock option plans and stock warrants as of December 31, 2005 and 2004, and changes during the years ended on those dates is presented below:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options and warrants outstanding, beginning of year	546,650	$0.79	760,950	$0.69

Granted	212,000	0.10	—	—
Exercised	—	—	—	—
Canceled	(111,750)	1.21	(214,300)	0.43

Options and warrants outstanding,
end of year	646,900	$0.49	546,650	$0.79

Options and warrants exercisable at year-end	433,650	$0.76	537,150	$0.81

The following table summarizes other information about stock options outstanding at December 31, 2005

Range of Exercise Price	Number Outstanding 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable 12/31/04	Weighted Average Exercise Price

$0.00-$2.16	646,900	6.1	$ 0.49	433,650	$ 0.76

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

8.	Shareholders’ Equity (continued)

Company’s stock option compensation arrangements. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. If the fair values of the awards had been amortized to expense over the vesting period of the awards, results would have been as follows:

		2004	2003

Net Income (loss):	As reported	$(19,708)	$(74,813)
	Pro forma	$(21,196)	$(75,137)

Basic and diluted loss per share:	As reported	$(0.01)	$(0.01)
	Pro forma	$(0.01)	$(0.01)

212,000 options were granted in 2005. The fair value of options granted under the Company’s stock option plans during 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 172%, risk-free interest rate of 4.00%, and expected lives of 3 years. The Company’s calculations are based on a single-option valuation approach and forfeitures are recognized as they occur.

Shareholder Rights Plan. In September 1996, the Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan provides for the distribution to TouchStone Software Corporation’s shareholders of one preferred stock purchase “Right” for each outstanding share of TouchStone common stock. The Rights have an exercise price of $15 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company’s common stock, and will not be exercisable until the occurrence of certain takeover-related events. The Rights Plan provides that if a person or group acquires 15% or more of the Company’s common stock without the approval of the Board of Directors, the holders of the Rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company’s common stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is thereafter merged into another entity, or if 50% or more of the Company’s consolidated assets or earning power are sold, then the Right will entitle its holder, other than the acquiring person or group, to buy common shares of the acquiring entity having a market value equal to two times the exercise price of the Right. The Rights were distributed to holders of the Company’s common stock of record on October 4, 1996, as a dividend, and will expire, unless earlier redeemed, on September 26, 2006.

The NASDAQ Listing Qualification Panel delisted the Company’s shares from the NASDAQ National Market on July 9, 1999. The decision was based on the Company’s inability to achieve and maintain compliance with the $1.00 minimum bid price requirement and to maintain the level of net tangible assets required by Marketplace Rule 4450(a)(5) and Marketplace Rule 4450(a)(3), respectively. The Company’s shares now trade on the OTC Bulletin Board.

9.	Employee Benefit Plans

The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2005 and 2004.

10.	Income Taxes

A reconciliation of federal statutory rate of 34% to the provision for (benefit from) income taxes follows:

	2005	2004

Federal taxes at statutory rates	$(6,700)	$(25,400)
State benefits, net of federal tax effect	(1,200)	(4,600)
Other	4,900	14,600
Graduated tax rate effect	3,000	15,400
Provision for (benefit from) income taxes	$—	$—

The components of the deferred tax assets (liabilities), as reflected on the balance sheets, consist  of the following:

	2005	2004
Deferred tax assets:
Net operating loss and credit carry-forwards	$5,986,000	$6,097,000
Unrealized loss on investments	675,000	675,000
Reserves and accruals	(16,000)	16,000
	6,645,000	6,788,000

Valuation allowance	(6,645,000)	(6,788,000)

Net deferred tax asset (liability)	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances of $6,645,000 and $6,788,000 for December 31, 2005 and 2004, respectively, have been established for deferred tax assets.

At December 31, 2005, the Company had federal and state net operating loss carry-forwards of approximately $17,026,000 and $746,000, respectively, which will begin expiring in the years 2010 and 2006, respectively. At December 31, 2005, the Company had general business credit carry-forwards for federal purposes of approximately $126,000, which will begin expiring in the year 2011.

11.	Commitments and Contingencies

As of December 31, 2005, the Company is renting its North Andover office under a 1 year lease. Rent and lease expense was approxi-mately $42,400 and $51,220 for the years ended December 31, 2005 and 2004, respectively.

The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company’s software products. Generally, the Company agrees to pay the software developers a percentage royal-ty based on actual product sales. The Company recorded royalty expense of approximately $109,100 and $116,100 for the years ended December 31, 2005 and 2004, respectively.

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

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.    Controls and Procedures

As of December 31, 2005, our management team, including our Chief Executive Officer and our Accounting Manager, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and our Accounting Manager, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Accounting Manager, of material information that we are required to include in periodic Securities and Exchange Commission filings.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company at March 27, 2006 are as follows:

Name	Age	Title	Director Since

Pierre A. Narath	42	Chairman of the Board	1998
Jason K. Raza	44	President and Chief Executive Officer	1999
Ronald R. Maas	59	Director and Audit Committee Chair	1993

Business Experience of Directors

Pierre A. Narath has served as Chairman of the Board since 2002. He served as President and Chief Executive Officer from January 1999 until April 2002 and as a Director since July 1998. Mr. Narath served as Vice President of Award Software International, Inc. and President of Unicore Software, Inc. (“Unicore”) from May 1997 until March 1999. From 1989 to May 1991, he founded and was the sole proprietor of Unicore. From May 1991 to May 1997, Mr. Narath was President of Unicore.

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

Ronald R. Maas served as Chief Financial Officer and Executive Vice President of the Company from 1991- 1999, and has served as a director of the Company since 1993. For five years he was employed as an Investment Banker at AM Razo and Company (1999-2002) and Oaktree Partners (2002-2004). He is now retired.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of common stock (Forms 3, 4 and 5) with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater-than-ten-percent holders are required to furnish the Company with copies of all such forms, which they have filed.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended
December 31, 2005.

Item 10.    Executive Compensation

The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Options/ SAR (#)	LTIP Payouts	All Other Compen- sation
P. A. Narath former CEO, President and Chairman	2005 2004 2003	$65,200 $67,000 $72,000	— — —	— — —	— — —	25,000 0 0	— — —	— — —
J. K. Raza, President and CEO	2005 2004 2003	$150,000 $150,000 $150,000	— — —	— — —	— — —	75,000 0 0	— — —	— — —

Note receivable - related party of $8,427 and $96,643 at December 31, 2005 and 2004, respectively, represents the remaining balance due from Metro Investments, LLC (“Metro”) under an amended note dated January 2001. Metro is owned by Pierre Narath, the Company’s Chairman of the Board and Jason Raza, the Company’s President and Chief Executive Officer. The amended note was due December 31, 2004. During 2005, the note was extended under the following terms: Metro will transfer investment securities with a value of approximately $36,800 to be applied against the outstanding principal balance; the remaining balance will be payable in monthly installments of $450 plus interest at 5.75%; and any remaining principal and unpaid interest outstanding will be due on May 2010. Beginning July 1, 2005, principal payments of $5,000 were made to the note, along with above mentioned $450 to accelerate the payoff of this note. Subsequent to December 31, 2005, the outstanding balance was paid in full.

In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company’s Chairman of the Board. The note bore interest at the prime rate adjusted annually at the note’s anniversary date and originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder’s equity section of the balance sheet, to be applied against Mr. Narath’s future compensation. During 2001, approximately $85,000 of Mr. Narath’s 2001 compensation was applied against the remaining balance. At December 31, 2004, $42,184 remained outstanding. During 2005, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. The balance due under the note was due and payable May 2010. Interest on this note was to accrue monthly at 5% and was to be paid on the note’s due date. During June 2005 the balance of this note was paid in full.

Option Grants in Last Fiscal Year

The Company granted stock option on November 29, 2005 to the executive officers named above. Jason K. Raza was granted 75,000 and Pierre A. Narath was granted 25,000. All options were granted at a value of $.10 per share.

Aggregated Option Exercises in 2005 and Option Values as of March 27, 2006

No options were exercised in 2005 or during the first quarter up to March 30, 2006 by any of the named executive officers. The values of unexercised options at March 27, 2006, for each of the executive officers named above are as follows:
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at 03/30/06 (#) Exercisable (1) / Unexercisable (2)	Value of Unexercised In-the-Money Options/SARs at 03/30/06 ($) Exercisable (1) / Unexercisable (2)
P. A. Narath	0	0	130,000(1) 25,000(2)	0(1) 0(2)
J. K. Raza	0	0	40,000(1) 75,000(2)	0(1) 0 (2)

The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for shares of the Company’s Common Stock on December 30, 2005 which was $.07.

Board of Director Meetings and Committees

During 2005, the Company’s Board of Directors held three board meetings by telephone.

The Board has established an Audit Committee, comprised of one director, Mr. Maas. The Audit Committee meets to consult with the Company’s independent auditors concerning their engagement and audit plan. Thereafter the committee provides consultation regarding the auditors’ report, and management letter.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common stock of the Company as of March 27, 2006, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) each of the named executive officers of the Company referred to above under “EXECUTIVE COMPENSATION AND OTHER INFORMATION”; (c) each director of the Company; and (d) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 1538 Turnpike Street, North Andover, Massachusetts 01845.

	Number of Shares	Approximate
Name	Beneficially Owned(1)	Percent Owned

Pierre A. Narath	3,376,088 (2)	28.3%
Jason K. Raza	710,000 (3)	5.9%
Ronald R. Maas	251,210 (4)	1.8%
All Directors and Executive Officers
As a Group (3 individuals)	4,337,298 (5)	36.0%

(1)
Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Excludes options that do not vest within 60 days of the date of this report. As of March 27, 2006, an aggregate of 11,940,060 shares of common stock was outstanding.

(2)	Includes options to purchase 130,000 shares that currently are exercisable.
(3)	Includes options to purchase 40,000 shares that currently are exercisable.
(4)	Includes options to purchase 65,400 shares that currently are exercisable.
(5)	Includes officers’ and directors’ shares listed above.

Item 12.    Certain Relationships and Related Transactions

Note receivable - related party of $8,427 and $96,643 at December 31, 2005 and 2004, respectively, represents the remaining balance due from Metro Investments, LLC (“Metro”) under an amended note dated January 2001. Metro is owned by Pierre Narath, the Company’s Chairman of the Board and Jason Raza, the Company’s President and Chief Executive Officer. The amended note was due December 31, 2004. During 2005, the note was extended under the following terms: Metro will transfer investment securities with a value of approximately $36,800 to be applied against the outstanding principal balance; the remaining balance will be payable in monthly installments of $450 plus interest at 5.75%; and any remaining principal and unpaid interest outstanding will be due on May 2010. Beginning July 1, 2005, principal payments of $5,000 were made to the note, along with above mentioned $450 to accelerate the payoff of this note. Subsequent to December 31, 2005, the outstanding balance was paid in full.

In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company’s Chairman of the Board. The note bore interest at the prime rate adjusted annually at the note’s anniversary date and originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder’s equity section of the balance sheet, to be applied against Mr. Narath’s future compensation. During 2001, approximately $85,000 of Mr. Narath’s 2001 compensation was applied against the remaining balance. At December 31, 2004, $42,184 remained outstanding. During 2005, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. The balance due under the note was due and payable May 2010. Interest on this note was to accrue monthly at 5% and was to be paid on the note’s due date. During June 2005 the balance of this note was paid in full.

Item 13.    Exhibits and Reports on Form 8-K

(a)    Exhibits

1.	Exhibits.

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2005.

Item 14.    Principal Accountant Fees and Services

The following table sets forth fees for services Sullivan Bille P.C. provided during fiscal years 2005 and 2004:

	2005	2004

Audit fees(1)	$28,500	$27,000
Audit related fees(2)	—	—
Tax fees(3)	4,500	4,000

Total	$33,000	$31,000

(1)
Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financials statements and  advice on accounting matters that arose during the audit .

(2)	During 2005 and 2004 the Company did not incur fees for assurance services related to the audit of the Company’s financials statements which services would be reported in this category.

(3)	Represents fees for services and advice provided in connection with preparation of the Company’s federal and state tax returns.

The Company’s Audit Committee has determined that the provision of non-audit services by Sullivan Bille P.C. is compatible with maintaining their independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

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

TouchStone Software Corporation

INDEX TO EXHIBITS

3.1	Certificate of Incorporation of Registrant in Delaware. (8)
3.2	By-Laws of Registrant. (8)
*10.1	1988 Incentive Stock Option Plan. (1)
*10.1A	1988 Amended Incentive Stock Option Plan. (2)
*10.1B	1988 Non-Qualified Stock Option Plan. (2)
*10.1C	1991 Stock Option Plan. (3)
*10.1D	Employee Stock Purchase Agreement. (4)
*10.1E	1994 Non-Qualified Stock Option Plan (5)
*10.1F	1995 Non-Qualified Stock Option Plan (8)
*10.1G	Preferred Share Purchase Rights (6)
*10.1H	1997 Incentive Stock Plan (7)
10.15	Software Purchase Agreement (9)
10.16	Website Purchase Agreement (10)
21	Subsidiaries of Registrant (2)

31.1	Certification pursuant to Rule 13a-14 of Securities Exchange Act of 1934.
31.2	Certification pursuant to Rule 13a-14 of Securities Exchange Act of 1934.
32	Certifications Pursuant to Rule 13a-14(b) of Securities Exchange Act of 1934.

*   Management Contracts and compensatory plans or arrangements

(1)	Incorporated by reference to the Exhibits to the Registration Statements on Form S-18, as amended, Registration Number 2-92450-LA as filed with the Securities and Exchange Commission.

(2)	Incorporated by reference to the Company’s filing on Form S-8 with the Securities and Exchange Commission, Registration Number 33-25989.

(3)	Incorporated by reference to the Exhibits to the Company’s Form 10-KSB for the year ended December 31, 1992 as filed with the Securities and Exchange Commission.

(4)	Incorporated by reference to the Exhibits to the Company’s 10-KSB for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

(5)	Incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, as amended; Registration number 33-94352 as filed with the Securities and Exchange Commission.

(6)	Incorporated by reference to the Exhibits to the Registration Statement on Form 8-A, Registration number 00112237 as filed with the Securities and Exchange Commission.

(7)	Incorporated by reference to the Exhibits to the Registration Statement on Form S-8, Registration number 333-21395 as filed with the Securities and Exchange Commission.

(8)	Incorporated by reference to the Exhibits to the Company’s 10-KSB for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

(9)	Incorporated by reference to the Exhibits to the Company’s 10-QSB for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission.

(10)	Incorporated by reference to the Exhibits to the Company’s 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Andover Massachusetts on March 27, 2006.

TouchStone Software Corporation

By:	/s/ Jason K. Raza
Jason K. Raza
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2006.

Signatures	Title(s)

/s/ Pierre A. Narath Pierre A. Narath	Chairman of the Board, Director

/s/ Jason K. Raza Jason K. Raza	President and Chief Executive Officer, Director

/s/ Ronald R. Maas Ronald R. Maas	Director