Form 10QSB
period 2006-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2006-05-08
CIK 751160

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED                             COMMISSION FILE NUMBER
       MARCH 31, 2006                                        0-12969


                         TOUCHSTONE SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                         95-3778226
  (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


       1538 TURNPIKE ST., NORTH ANDOVER, MASSACHUSETTS          01845
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


                                 (978) 686-6468
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
                     (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock of the Registrant outstanding as of May 8, 2006 was 11,940,060 shares.
================================================================================

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          Consolidated Balance Sheet -- March 31, 2006                       3
          Consolidated Income Statements -- Three Months Ended
            March 31, 2006 and March 31, 2005                                4
          Consolidated Statements of Cash Flows -- Three Months
            Ended March 31, 2006 And March 31, 2005                          5
          Notes to Consolidated Financial Statements                       6-8

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9-12

ITEM 3.   Controls and Procedures                                           12

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                 13
ITEM 2.   Changes in Securities                                             13
ITEM 3.   Defaults Upon Senior Securities                                   13
ITEM 4.   Submission of Matter To a Vote of Security Holders                13
ITEM 5.   Other Information                                                 13

ITEM 6.   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                  14

Exhibits                                                                 15-17

                 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

ASSETS
------

Current assets:

       Cash and cash equivalents                                 $    446,329
       Accounts receivable, net                                         8,420
       Inventories                                                     26,505
       Prepaid expenses and other current assets                       11,771
                                                                 ------------
              Total current assets                                    493,025

Investments                                                           184,527

Property, and equipment, net                                          399,895
                                                                 ------------
                                                                 $  1,077,447
                                                                 ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:

       Accounts payable                                          $     66,794

       Accrued payroll and related expenses                            59,294

       Other accrued expenses                                          69,644

        Current maturities of long term debt                           65,097
                                                                 ------------
              Total current liabilities                               260,829

        Long term debt, net of current maturities                     166,628
                                                                 ------------
              Total liabilities                                       427,457
                                                                 ------------

Shareholders' equity:

       Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued or outstanding

       Common stock, $.001 par value, 20,000,000 shares
          authorized; issued and outstanding, 11,940,060 shares        11,940

       Additional paid-in capital                                  21,004,184

       Accumulated deficit                                       (20,366,134)

                                                                 ------------
             Shareholders' equity, net                                649,990
                                                                 ------------
                                                                 $  1,077,447
                                                                 ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                         2006           2005
                                                     -----------    -----------

Revenues:
     Product sales                                   $   767,297    $   437,735
     Royalty income                                         --              522
                                                     -----------    -----------
      Website income                                      21,660           --
                                                     -----------    -----------
        Total revenues                                   788,957        438,257
Cost of revenues                                         118,024         68,991
                                                     -----------    -----------
        Gross profit                                     670,933        369,266
                                                     -----------    -----------

Operating expenses:
     Sales, marketing, general and
       administrative                                    330,785        251,492
     Research and development                            126,178        106,884
                                                     -----------    -----------
         Total operating expenses                        456,963        358,376
                                                     -----------    -----------
Income from operations                                   213,970         10,890
Interest income (expense), net                            (7,815)           788
                                                     -----------    -----------
Net Income                                           $   206,155    $    11,678
                                                     ===========    ===========

Basic earnings per share                             $      0.02    $      0.00
                                                     ===========    ===========

Basic weighted average shares outstanding             11,940,060     11,440,060
                                                     ===========    ===========

Diluted  earnings per share                          $      0.02    $      0.00
                                                     ===========    ===========

Diluted weighted average shares outstanding           12,586,960     11,986,710
                                                     ===========    ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2006          2005
                                                        ---------     ---------

Cash flows from operating activities:
    Net income                                          $ 206,155     $  11,678
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                       22,434           841
        Changes in assets and liabilities:
        Accounts receivable                                 7,821        15,410
        Inventories                                         4,131          (165)
        Prepaid expenses and other current assets          (3,604)          870
        Accounts payable                                  (11,261)      (34,195)
          Accrued liabilities                               5,714        10,207
                                                        ---------     ---------
          Net cash provided by operating activities       231,390         4,646
                                                        ---------     ---------

Cash flows from investing activities:
    Collection of notes receivable - related party          8,427
    Additions to Property and Equipment                   (14,914)         --
                                                        ---------     ---------
          Net cash (used in) investing activities          (6,487)         --
                                                        ---------     ---------

Net increase in cash and cash equivalents                 224,903         4,646
Cash and cash equivalents, beginning of period            221,426       289,859
                                                        ---------     ---------
Cash and cash equivalents, end of period                $ 446,329     $ 294,505
                                                        =========     =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
          Interest                                      $    --       $     180
                                                        ---------     ---------
          Income taxes                                  $    --       $    --
                                                        ---------     ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. TouchStone Software Corporation and its subsidiary ("TouchStone" or the "Company") markets, and supports a line of computer problem-solving utility software and supporting products and engineering services which simplify personal computer installation, support, and maintenance. TouchStone operates from one location in the United States. The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the financial statements of the Company's wholly-owned subsidiary; eSupport.com, Inc.. All inter-company transactions and balances have been eliminated.

BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjuction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Such adjustments consisted only of normal recurring items.

The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.


2. EARNINGS PER SHARE

     Pursuant to Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" (SFAS 128), the Company provides dual presentation of "Basic" and "Diluted" Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the periods ended March 31, 2006 and 2005. At March 31, 2006 and 2005, the number of outstanding stock options and warrants were 646,900 and 546,650, respectively. On October 18, 2005, the Board of Directors of the Company voted to issue options to acquire 212,000 shares of common stock for the exercise price of $.10 a share.


3. INVESTMENTS

     Investments at March 31, 2006, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company's ownership represents less than 20% of each investee. The Company's carrying value of these investments approximates fair value at March 31, 2006.

     The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At March 31, 2006, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.

                 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

4. INCOME TAXES

     No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at March 31, 2006 and 2005, respectively.


5. STOCK OPTIONS

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


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  2006          2005
                                                --------      --------
     Net income
       as reported                              $206,155      $ 11,678

     Pro forma impact of expensing options         1,786            30

     Pro forma net Income                       $204,369      $ 11,648

     Earnings  per share:

         Basic-as reported                         $0.02         $0.00

         Basic-pro forma                           $0.02         $0.00

         Diluted-as reported                       $0.02         $0.00

         Diluted-pro forma                         $0.02         $0.00

                 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

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

     In December 2005 the Company introduced its newest product, Driver Agent. The Driver Agent technology is based on TouchStone's UpdateFX scan, analyze, search and update architecture, which was purchased during 2005. Driver Agent's comprehensive technology enables users to easily and safely determine if and when critical updates are available for their PC's. Through an ActiveX control, Driver Agent will safely scan a user's PC, provide a detailed hardware report and then allow the user to view complete device driver history of installed devices on their system. Driver Agent cross references the user's hardware and driver report to a comprehensive proprietary database compiled of greater than 90,000 updated device drivers. Subscribers to the Driver Agent service can then quickly and safely download the latest device drivers for their PC.

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


INDUSTRY OVERVIEW

     During the last decade, the personal computer industry has grown rapidly - fueled most recently by the Internet. The Company believes that the market will continue to expand in the future as technological advances and increased functionality, combined with lower pricing, will increasingly make personal computers common for use in both homes and businesses. Future changes in the operating systems that run personal computers may contain some of the functionality of certain utility software of the kind marketed by the Company. The software industry, including the

                 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

utility market, is increasingly being dominated by a few very large competitors. However, the Company believes that the complexities created by the Internet, multimedia and connectivity utilizing enhanced video, storage, animation, and audio capabilities will continue to drive the demand for new, sophisticated, separately installed utility software and BIOS upgrades


RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company as of March 31, 2006 and 2005 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

     The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company's total revenues represented by each item. The Company's historical results are not necessarily indicative of results in any future period.



                                       THREE MONTHS ENDED    THREE MONTHS ENDED
                                           MARCH 31,             MARCH 31,
                                              2006                  2005
     Revenues:
         Product sales                        97%                   100%
         Royalty income                        0                     -
          Website income                       3                     -
                                       ----------------------------------------
           Total revenues                    100                    100

     Cost of revenues                         15                     16
                                       ----------------------------------------
     Gross profit                             85                     84
                                       ----------------------------------------

     Operating expenses:
       Sales, marketing, general and
       administrative                         42                     58
       Research and development               16                     24
                                       ----------------------------------------
          Total operating expenses            58                     82
                                       ----------------------------------------
     Income from operations                   27                      2
     Interest income (expense), net           (1)                     1
                                       ========================================
     Net income                               26%                     3%
                                       ========================================


COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2006  AND 2005

     REVENUES. The Company's revenues consist of product sales, web advertising income and engineering services revenues. Product revenues are recorded at the time products are shipped. Web advertising income is recognized upon receipt of a usage report from the advertiser. For the three months ended March 31, 2006, the Company experienced an overall increase in product sales of approximately 75% as compared to the same period a year ago. The increase in revenue is due to the full integration of Driver Agent. Web advertising income increased 100% and is derived from various clients who pay for advertising space on the two websites the Company owns. That income is earned monthly.

                 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

     COST OF REVENUES. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services. Cost of revenues as a percentage of revenue decreased to 15% of revenues for the three month period ended March 31, 2006 from 16% for the same period a year ago. This is due mainly to a decrease in physical products being shipped to customers.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services, advertising costs and facilities costs. Sales, marketing, general and administrative expenses increased approximately 32%, for the three month period ended March 31, 2006, from the same period one year ago. This is due to increase in advetising expenses related to the payments made to our strategic vendors.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses increased approximately 18% for the three month period ended March 31, 2006 from the same period one year ago. This is due to payroll increasing slightly from a payroll classification.

     OTHER INCOME, NET. Other income, net consists of interest income associated with the related party note, interest income from the Company's money market accounts, and interest expense. Other income decreased by approximately $8,600 for the three month period ended March 31, 2006 as compared to the same period one year ago. The decrease is due to the interest accrued on the long term debt.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2006, the Company had cash provided by operating activities of approximately $231,000 as compared to cash provided by operating activities of approximately $4,600 during the same three month period a year ago. The main factor of this increase in cash flow is the net operating income the Company has had through the first three months of 2006.

     The Company's cash balance at March 31, 2006 was approximately $446,000 as compared to approximately $295,000 a year ago.

     On May 5, 2005 the Company entered into a software purchase agreement with 62NDS Solutions Ltd. (the seller) to acquire certain software technology to support scanning, analysis, search and updating of system software in remote devices named UpdateFX (the Software). The purchase price, with interest imputed at 8%, was $292,880 payable to the seller as follows: $22,500 paid at closing, $22,500 payable at delivery and varying semi-annual payment thereafter through April 2009, and 500,000 shares of the Company's unregistered common stock valued at $25,000. No payments were made during the three months ended March 31, 2006 but the interest expense is accrued for in each month.

     The 500,000 shares of common stock was issued after closing and maintained in an escrow account and shall be released from escrow on each payment date, in equal installments of 50,000 shares with the final release six months after the final payment date. The shares are subject to a lock-up agreement whereby the seller may not sell or transfer the shares for a period of six-months after receipt.

     The impact of inflation during 2006 has had no material impact on our business and financial results.

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


ITEM 3. CONTROLS AND PROCEDURES

     As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2006.

                 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

                           PART II--OTHER INFORMATION

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

          (b)  Reports on Form 8-K

               On February 1, 2006, the Company filed a current report on Form 8-K to announce the release of the Driver Agent service.

     On February 27, 2006, the Company filed a current report on Form 8-K to disclose results of operations and financial conditions for the fourth quarter 2005

                 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

                                   SIGNATURES

     IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         TOUCHSTONE SOFTWARE CORPORATION
                                                   (Registrant)


           NAME                            TITLE                       DATE



/s/ Jason K. Raza                 Chief Executive Officer          May 8, 2006
-----------------------------     and President
JASON K. RAZA



/s/ Michelle L. Carrozzella       Accounting Manager               May 8, 2006
-----------------------------
MICHELLE L. CARROZZELLA