Form 10QSB
period 2006-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2006-08-07
CIK 751160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
June 30, 2006	0-12969

TOUCHSTONE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3778226
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1538 Turnpike St., North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

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
Yes ☒    No  ☐

The number of shares of Common Stock of the Registrant outstanding as of August 7, 2006 was 11,940,060 shares.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

INDEX

		Page Number
PART I.	Financial Information

ITEM 1.	Financial Statements
	Consolidated Balance Sheet — June 30, 2006	3
	Consolidated Income Statements — Three Months Ended June 30, 2006 and
	June 30, 2005 and Six Months Ended June 30, 2006 and June 30, 2005	4
	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2006
	and June 30, 2005	5
	Notes to Consolidated Financial Statements	6-7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	8-11

ITEM 3.	Controls and Procedures	11

PART II.	Other Information

ITEM 1.	Legal Proceedings	12
ITEM 2.	Changes in Securities	12
ITEM 3.	Defaults Upon Senior Securities	12
ITEM 4.	Submission of Matter To a Vote of Security Holders	12
ITEM 5.	Other Information	12

ITEM 6.	Exhibits and Reports on Form 8-K	12
Signatures		13
Exhibits		14-16

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEET
June 30, 2006
(unaudited)

Assets
Current assets:
Cash and cash equivalents	$474,529
Accounts receivable, net	7,968
Inventories	12,971
Prepaid expenses and other current assets	21,134
Total current assets	516,602

Investments	184,527
Property and equipment, net	476,827
$1,177,956
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,873
Accrued payroll and related expenses	42,301
Other accrued expenses	57,846
Current maturities of long term debt	60,245
Total current liabilities	204,265

Long term debt, net of current maturities	135,905
Total liabilities	340,170

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares
authorized, none issued or outstanding
Common stock, $.001 par value, 20,000,000 shares
authorized; issued and outstanding, 11,940,060 shares	11,940
Additional paid-in capital	21,009,954
Accumulated deficit	(20,184,108)
Shareholders’ equity, net .	837,786
$1,177,956

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$722,020	$362,484	$1,489,317	$800,218
Royalty income	—	—	—	523
Website income	14,237	—	35,897	—
Total revenues	736,257	362,484	1,525,214	800,741
Cost of revenues	49,101	66,851	167,125	135,842
Gross profit	687,156	295,633	1,358,089	664,899

Operating expenses:
Sales, marketing, general and administrative	342,929	220,068	673,714	471,560
Research and development	161,069	134,587	287,247	241,471
Total operating expenses	503,998	354,655	960,961	713,031
Income (loss) from operations	183,158	(59,022)	397,128	(48,132)
Interest income (expense), net	(1,132)	1,220	(8,947)	1,990
Net Income (loss)	$182,026	$(57,820)	$388,181	$(46,142)

Basic earnings (loss) per share	$0.01	$(0.00)	$0.03	$(0.00)

Basic weighted average shares outstanding	11,940,060	11,440,060	11,940,060	11,440,060

Diluted earnings (loss) per share	$0.01	$(0.00)	$0.03	$(0.00)

Diluted weighted average shares outstanding	12,740,086	11,986,710	12,664,308	11,986,710

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$388,181	$(46,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	45,502	1,734
Stock option compensation	5,770
Changes in assets and liabilities:
Accounts receivable	8,273	2,512
Inventories	17,665	2,134
Prepaid expenses and other current assets	(12,967)	2,514
Accounts payable	(34,182)	(10,164)
Accrued liabilities	(23,077)	(22,222)
Net cash provided by (used in) operating activities	395,165	(69,634)

Cash flows from investing activities:
Collection of notes receivable - related party	8,427	8,084
Additions to Property and Equipment	(114,914)	(22,500)
Net cash (used in) investing activities	(106,487)	(14,416)

Cash flows from financing activities:
Payments on long term debt	(35,575)	—
Net cash (used in) financing activities	(35,575)	—

Net increase (decrease) in cash and cash equivalents	253,103	(84,050)
Cash and cash equivalents, beginning of period	221,426	289,859
Cash and cash equivalents, end of period.	$474,529	$205,809

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,571	$503
Income taxes	$—	$—

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

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjuction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Such adjustments consisted only of normal recurring items.

The operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the periods ended June 30, 2006 and 2005. At June 30, 2006 and 2005, the number of outstanding stock options and warrants were 896,900 and 546,650, respectively.

3.	Investments

Investments at June 30, 2006, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company’s ownership represents less than 20% of each investee. The Company’s carrying value of these investments approximates fair value at June 30, 2006.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At June 30, 2006, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

4.	Income Taxes

No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at
June 30, 2006 and 2005, respectively.

5.	Stock Options

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in income, as all options granted under those plans prior to January 1, 2006 had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123(R) , Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net income (loss) as reported	$182,026	$(57,820)	$388,181	$(46,142)
Pro forma impact of expensing options	1,806	30	3,592	60
Pro forma net Income (loss)	$180,220	$(57,850)	$384,589	$(46,202)

Earnings per share:
Basic-as reported	$0.01	$0.00	$0.03	$0.00
Basic-pro forma	$0.01	$0.00	$0.03	$0.00

Diluted-as reported	$0.01	$0.00	$0.03	$0.00
Diluted-pro forma	$0.01	$0.00	$0.03	$0.00

Effective January 1, 2006, the Company adopted the fair value method, which is considered the preferable accounting method, of recording stock-based employee compensation as contained in (SFAS) No. 123 (Revised December 2004). As prescribed is SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and accordingly, no compensation cost had been recognized for stock options in prior periods. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options’ vesting period.

On May 5, 2006, the Board of Directors of the Company voted to issue options to acquire 250,000 shares of common stock for the exercise price of $.34. In accordance with SFAS 123(R), the Company recorded compensation expense of $5,770 during the quarter ended June 30, 2006.

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

The Company acquired two strategic web properties in 2005, www.totallydrivers.com and www.driversdb.com. The addition of these properties, along with the existing properties of www.esupport.com and www.award-bios.com, supply the Company with a strategic edge to aggregate customer Internet traffic. The increase in customer Internet traffic enhances the Company’s ability to market its products effectively as these properties propagate throughout the Internet, helping the Company to become a premier destination for critical system updates. The increase in traffic from these properties reduces the need for other costly avenues of marketing. The newly acquired properties also generate advertising revenue through various sources.

The Company acquired another strategic web property during May 2006. www.driverzone.com is yet another tool for the Company to aggregate customer Internet traffic for the Company’s products. This particular web property has propagated on the various search agents over time and carries a high ranking on these agents’ lists. The increase in traffic from this property continues to reduce the need for other costly avenues of marketing. The newly acquired properties also generate advertising revenue through various sources.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

Industry Overview

During the last decade, the personal computer industry has grown rapidly - fueled most recently by the Internet. The Company believes that the market will continue to expand in the future as technological advances and increased functionality, combined with lower pricing, will increasingly make personal computers common for use in both homes and businesses. Future changes in the operating systems that run personal computers may contain some of the functionality of certain utility software of the kind marketed by the Company. The software industry, including the utility market, is increasingly being dominated by a few very large competitors. However, the Company believes that the complexities created by the Internet, multimedia and connectivity utilizing enhanced video, stor-age, animation, and audio capabilities will continue to drive the demand for new, sophisticated, separately installed utility soft-ware and BIOS upgrades

Results of Operations

The following is a discussion of the financial condition and results of operations of the Company as of June 30, 2006 and 2005 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company’s total revenues represented by each item. The Company’s historical results are not necessarily indicative of results in any future period.

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30,	June 31,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Product sales	98%	100%	98%	100%
Website income	2	—	2	—
Total revenues	100	100	100	100
Cost of revenues	7	18	11	17
Gross profit	93	82	89	83
Operating expenses:
Sales, marketing, general and administrative	46	61	44	59
Research and development	22	37	19	30
Total operating expenses	68	98	63	89
Income from operations	25	(16)	26	(6)
Interest income (expense), net	—	—	(1)	—
Net income	25%	(16)%	25%	(6)%

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

Comparison of Six Month Periods Ended June 30, 2006 and 2005

Revenues. The Company’s revenues consist of product sales, web advertising income and engineering services revenues. Product revenues are recorded at the time products are shipped. Web advertising income is recognized upon receipt of a usage report from the advertiser. For the six months ended June 30, 2006, the Company experienced an overall increase in product sales of approximately 86% as compared to the same period a year ago. The increase in revenue is due to the full integration of Driver Agent. Web advertising income increased 100% and is derived from various clients who pay for advertising space on the websites the Company owns. That income is earned monthly.

Cost of Revenues. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services. Cost of revenues as a percentage of revenue decreased to 11% of revenues for the six month period ended June 30, 2006 from 17% for the same period a year ago. This is due mainly to a decrease in physical products being shipped to customers and a decrease in sales of third party products.

Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services, advertising costs and facilities costs. Sales, marketing, general and administrative expenses increased approximately 43%, for the six month period ended June 30, 2006, from the same period one year ago. This is due to increase in advetising expenses related to the payments made to our strategic vendors.

Research and Development. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses increased approximately 19% for the six month period ended June 30, 2006 from the same period one year ago. This is due to payroll increasing slightly from a payroll classification.

Other Income, Net. Other income, net consists of interest income associated with the related party note, interest income from the Company’s money market accounts, and interest expense. Other income decreased by approximately $10,900 for the six month period ended June 30, 2006 as compared to the same period one year ago. The decrease is due to the interest accrued on the long term debt.

Liquidity and Capital Resources

During the six months ended June 30, 2006, the Company had cash provided by operating activities of approximately $395,000 as compared to cash used in operating activities of approximately $69,600 during the same six month period a year ago. The main factor of this increase in cash flow is the net operating income the Company has had through the first six months of 2006.

The Company’s cash balance at June 30, 2006 was approximately $475,000 as compared to approximately $206,000 a year ago.

On May 5, 2005, the Company entered into a software purchase agreement with 62NDS Solutions Ltd. (the seller) to acquire certain software technology to support scanning, analysis, search and updating of system software in remote devices named UpdateFX (the Software). The purchase price, with interest imputed at 8%, was $292,880 payable to the seller as follows: $22,500 paid at closing, $22,500 payable at delivery and varying semi-annual payment thereafter through April 2009, and 500,000 shares of the Company’s unregistered common stock valued at $25,000. Payments of $45,000, including interest of $9,425, were made during the six months ended June 30, 2006. Interest is accrued monthly.

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

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2006.

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

(b)   Reports on Form 8-K

On May 24, 2006, the Company filed a current report on Form 8-K to announce the purchase of a new website, Driverzone.com

On May 11, 2006, the Company filed a current report on Form 8-K to disclose results of operations and financial conditions for the first quarter 2006

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TouchStone Software Corporation (Registrant)

Name	Title	Date

/s/ Jason K. Raza Jason K. Raza	Chief Executive Officer and President	August 7, 2006

/s/ Michelle L. Carrozzella Michelle L. Carrozzella	Accounting Manager	August 7, 2006