Form 10QSB
period 2006-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2006-11-13
CIK 751160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
September 30, 2006	0-12969

TOUCHSTONE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3778226
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1538 Turnpike St., North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

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
Yes ☒    No  ☐

The number of shares of Common Stock of the Registrant outstanding as of November 10, 2006 was 11,940,060 shares.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

INDEX

		Page Number
PART I.	Financial Information

ITEM 1.	Financial Statements
	Consolidated Balance Sheet — September 30, 2006	3
	Consolidated Income Statements — Three Months Ended September 30, 2006 and
	September 30, 2005 and Nine Months Ended September 30, 2006 and September 30, 2005	4
	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2006
	and September 30, 2005	5
	Notes to Consolidated Financial Statements	6-7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	8-11

ITEM 3.	Controls and Procedures	11

PART II.	Other Information

ITEM 1.	Legal Proceedings	12
ITEM 2.	Changes in Securities	12
ITEM 3.	Defaults Upon Senior Securities	12
ITEM 4.	Submission of Matter To a Vote of Security Holders	12
ITEM 5.	Other Information	12

ITEM 6.	Exhibits and Reports on Form 8-K	12
Signatures		13
Exhibits		14-16

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
CONSOLIDATED BALANCE SHEET
September 30, 2006
(unaudited)

Assets
Current assets:
Cash and cash equivalents	$687,329
Accounts receivable, net	14,081
Inventories	14,017
Prepaid expenses and other current assets	44,684
Total current assets	760,111

Investments	184,527
Property and equipment, net	450,168
$1,394,806
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$72,529
Accrued payroll and related expenses	57,923
Other accrued expenses	52,077
Current maturities of long term debt	60,245
Total current liabilities	242,774

Long term debt, net of current maturities	135,905
Total liabilities	378,679

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares
authorized, none issued or outstanding
Common stock, $.001 par value, 20,000,000 shares
authorized; issued and outstanding, 11,940,060 shares	11,940
Additional paid-in capital	21,019,268
Accumulated deficit	(20,015,081)
Shareholders’ equity, net .	1,016,127
$1394,806

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$763,195	$322,760	$2,252,512	$1,122,978
Royalty income	—	—	—	523
Website income	13,713	4,671	49,610	4,671
Total revenues	776,908	327,431	2,302,122	1,128,172
Cost of revenues	17,633	44,225	184,758	180,067
Gross profit	759,275	283,206	2,117,364	948,105

Operating expenses:
Sales, marketing, general and administrative	460,378	212,628	1,134,092	684,188
Research and development	130,105	115,117	417,352	356,588
Total operating expenses	590,483	327,745	1,551,444	1,040,776
Income (loss) from operations	168,792	(44,539)	565,920	(92,671)
Interest income (expense), net	237	1,499	(8,710)	3,489
Net Income (loss)	$169,029	$(43,040)	$557,210	$(89,182)

Basic earnings (loss) per share	$0.01	$(0.00)	$0.05	$(0.01)

Basic weighted average shares outstanding	11,940,060	11,440,060	11,940,060	11,440,060

Diluted earnings (loss) per share	$0.01	$(0.00)	$0.05	$(0.01)

Diluted weighted average shares outstanding	12,022,574	11,440,060	12,009,463	11,440,060

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2006		2005
Cash flows from operating activities:
Net income (loss)		$557,210		$(89,182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation		72,161		2,576
Stock option compensation		15,083
Changes in assets and liabilities:
Accounts receivable		2,160		20,172
Inventories		16,619		3,282
Prepaid expenses and other current assets		(36,517)		4,409
Accounts payable		(5,527)		28,616
Accrued liabilities		(13,224)		(5,949)
Net cash provided by (used in) operating activities		607,965		(36,076)

Cash flows from investing activities:
Collection of notes receivable - related party		8,427		77,251
Additions to Property and Equipment		(114,914)		(127,500)
Net cash (used in) investing activities		(106,487)		(50,249)

Cash flows from financing activities:
Payments on long term debt		(35,575)		(9,825)
Net cash (used in) financing activities		(35,575)		(9,825)

Net increase (decrease) in cash and cash equivalents		465,903		(96,150)
Cash and cash equivalents, beginning of period		221,426		289,859
Cash and cash equivalents, end of period.		$687,329		$193,709

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$17,549		$571
Income taxes	$		$

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

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented. Such adjustments consisted only of normal recurring items.

The operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options and warrants for the periods ended September 30, 2006 and 2005. At September 30, 2006 and 2005, the number of outstanding stock options and warrants were 896,900 and 546,650, respectively.

3.	Investments

Investments at September 30, 2006, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company’s ownership represents less than 20% of each investee. The Company’s carrying value of these investments approximates fair value at September 30, 2006.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments. At September 30, 2006, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

4.	Income Taxes

No provision for income taxes is shown in the accompanying consolidated income statements as the Company has sufficient net operating loss carryforwards available to offset current taxable income levels at
September 30, 2006 and 2005, respectively.

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

	Three Months Ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Net income (loss) as reported	$169,029	$(43,040)	$557,210	$(89,182)
Pro forma impact of expensing options	1,394	29	4,986	89
Pro forma net Income (loss)	$167,635	$(43,069)	$552,224	$(89,271)

Earnings per share:
Basic-as reported	$0.01	$0.00	$0.05	($0.01)
Basic-pro forma	$0.01	$0.00	$0.05	($0.01)

Diluted-as reported	$0.01	$0.00	$0.05	($0.01)
Diluted-pro forma	$0.01	$0.00	$0.05	($0.01)

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

On May 5, 2006, the Board of Directors of the Company voted to issue options to acquire 250,000 shares of common stock for the exercise price of $.34. In accordance with SFAS 123(R), the Company recorded compensation expense of $9,313 during the quarter ended September 30, 2006.

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

Results of Operations

The following is a discussion of the financial condition and results of operations of the Company as of September 30, 2006 and 2005 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company’s total revenues represented by each item. The Company’s historical results are not necessarily indicative of results in any future period.

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
Product sales	98%	99%	98%	99%
Website income	2	1	2	1
Total revenues	100	100	100	100
Cost of revenues	2	14	8	16
Gross profit	98	86	92	84
Operating expenses:
Sales, marketing, general and administrative	59	65	49	61
Research and development	17	35	18	31
Total operating expenses	76	100	67	92
Income from operations	22	(14)	25	(8)
Interest income (expense), net	—	1	(1)	—
Net income	22%	(13)%	24%	(8)%

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

Comparison of Nine Month Periods Ended September 30, 2006 and 2005

Revenues. The Company’s revenues consist of product sales, web advertising income and engineering services revenues. Product revenues are recorded at the time products are shipped. Web advertising income is recognized upon receipt of a usage report from the advertiser. For the nine months ended September 30, 2006, the Company experienced an overall increase in product sales of approximately 100% as compared to the same period a year ago. The increase in revenue is due to the full integration of Driver Agent. Web advertising income increased from the prior period and is derived from various clients who pay for advertising space on the websites the Company owns. That income is earned monthly.

Cost of Revenues. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services. Cost of revenues as a percentage of revenue decreased to 8% of revenues for the nine month period ended September 30, 2006 from 16% for the same period a year ago. This is due mainly to a decrease in physical products being shipped to customers and a decrease in sales of third party products.

Sales, Marketing, General and Administrative. Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services, advertising costs and facilities costs. Sales, marketing, general and administrative expenses increased approximately 66%, for the nine month period ended September 30, 2006, from the same period one year ago. This is due to increase in advetising expenses related to the payments made to our strategic vendors.

Research and Development. Research and development expenses consist primarily of engineering personnel and related expenses. Research and development expenses increased approximately 17% for the nine month period ended September 30, 2006 from the same period one year ago. This is due to payroll increasing slightly from a payroll classification.

Other Income, Net. Other income, net consists of interest income associated with the related party note, interest income from the Company’s money market accounts, and interest expense. Other income decreased by approximately $12,200 for the nine month period ended September 30, 2006 as compared to the same period one year ago. The decrease is due to the interest accrued on the long term debt.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, the Company had cash provided by operating activities of approximately $608,000 as compared to cash used in operating activities of approximately $36,100 during the same nine month period a year ago. The main factor of this increase in cash flow is the net operating income the Company has had through the first nine months of 2006.

The Company’s cash balance at September 30, 2006 was approximately $687,300 as compared to approximately $193,700 a year ago.

On May 5, 2005, the Company entered into a software purchase agreement with 62NDS Solutions Ltd. (the seller) to acquire certain software technology to support scanning, analysis, search and updating of system software in remote devices named UpdateFX (the Software). The purchase price, with interest imputed at 8%, was $292,880 payable to the seller as follows: $22,500 paid at closing, $22,500 payable at delivery and varying semi-annual payments thereafter through April 2009, and 500,000 shares of the Company’s unregistered common stock valued at $25,000. Payments of $45,000, including interest of $9,425, were made during the nine months ended September 30, 2006. Interest is accrued monthly.

The 500,000 shares of common stock were issued after closing and maintained in an escrow account and shall be released from escrow on each payment date, in equal installments of 50,000 shares with the final release six

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

months after the final payment date. The shares are subject to a lock-up agreement whereby the seller may not sell or transfer the shares for a period of six-months after receipt.

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

ITEM 3.  Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2006.

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

On August 10, 2006, the Company filed a current report on Form 8-K to disclose results of operations and financial conditions for the first quarter 2006

October 5, 2006, the Company filed a current report on Form 8-K to announce entry into an agreement with PDE Publications and Drivers.com

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TouchStone Software Corporation (Registrant)

Name	Title	Date

/s/ Jason K. Raza Jason K. Raza	Chief Executive Officer and President	November 10, 2006

/s/ Michelle L. Carrozzella Michelle L. Carrozzella	Accounting Manager	November 10, 2006