Form 10KSB
period 2006-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2007-03-30
CIK 751160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006

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
Yes☒    No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended December 31, 2006 were $3,219,034.

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $5,202,780 as of March 22, 2007.

On March 30, 2007, the Registrant had outstanding 11,940,060 shares of voting Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (circle one)
Yes ☐ No ☒

TOUCHSTONE SOFTWARE CORPORATION
FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

PART I.
Item 1.	Description of Business	3-7
Item 2.	Description of Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities	8
Item 6.	Management’s Discussion and Analysis or Plan of Operation	8-14
Item 7.	Consolidated Financial Statements	15-26
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	26
Item 8A.	Controls and Procedures	26-27

PART III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	27
Item 10.	Executive Compensation	28-29
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters	29-30
Item 12.	Certain Relationships and Related Transactions	30
Item 13.	Exhibits and Reports on Form 8-K	30
Item 14.	Principal Accountant Fees and Services	31
Signatures		34

PART I

Item 1.    Description of Business

TouchStone Software Corporation, Inc. and its consolidated subsidiary, (“TouchStone” or “the Company”) is a software developer for the personal computer industry, specializing in system update technology. In addition, TouchStone Software Corporation owns and operates a vast network of Internet web properties. Our growing portfolio of Internet properties serve as the main outlet to deliver our quality software products to our mass audience. These products include our newest product Driver Agent and BIOS Agent.

The Company acquired two strategic web properties in 2005, www.totallydrivers.com and www.driversdb.com, and another two in 2006, www.driverzone.com and www.mrdriver.com. The addition of these properties, along with the existing properties of www.esupport.com and www.award-bios.com, supply the Company with a strategic edge to aggregate customer Internet traffic. The increase in customer Internet traffic enhances the Company’s ability to market its products effectively as these properties propagate throughout the Internet, helping the Company to become a premier destination for critical system updates. The increase in traffic from these properties reduces the need for other costly avenues of marketing. The newly acquired properties also generate advertising revenue through various sources. The Company continues to seek media properties to add their ever-growing portfolio.

In December 2005 the Company introduced Driver Agent. The Driver Agent technology is based on TouchStone’s UpdateFX scan, analyze, search and update architecture, which was purchased during 2005. Driver Agent’s comprehensive technology enables users to easily and safely determine if and when critical updates are available for their PC’s. Through an ActiveX control, Driver Agent will safely scan a user’s PC, provide a detailed hardware report and then allow the user to view complete device driver history of installed devices on their system. Driver Agent cross references the user’s hardware and driver report to a comprehensive proprietary database compiled of greater than 110,000 updated device drivers. Subscribers to the Driver Agent service can then quickly and safely download the latest device drivers for their PC.

The Company’s other product is BIOS upgrades. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions. BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC.

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

Driver Agent
The Driver Agent Service is based on TouchStone Software’s recently acquired UpdateFX technology platform. Driver Agent is an advanced PC hardware scan, analyze and update technology specific to device drivers. Driver Agent’s comprehensive technology enables users to easily and safely determine if and when critical updates are available for their PC’s. Through an ActiveX control, Driver Agent will safely scan a user’s PC, provide a detailed hardware report and then allow the user to view complete device driver history of installed devices on their system. Driver Agent cross references the user’s hardware and driver report to a comprehensive proprietary database compiled of greater than 110,000 updated device drivers. Subscribers to the Driver Agent service can then quickly and safely download the latest device drivers for their PC.

BIOS Agent Upgrade Solutions
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

Product Development

The Company believes that significant investment in research and development is required in order to remain competitive, accelerate the rate of product introductions, incorporate new technologies, and sustain the quality of its products. In addition to engineering and quality assurance, the Company’s research and development activities include the identification and validation of a product’s potential commercial success, as well as the incorporation of new technologies in new products. The Company works closely with hardware and software manufacturers to anticipate user problems with new products. These efforts and the resulting “core” technology are critical in enabling the Company to be competitive, improve quality and consistency, and quickly bring products to market.

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

Distribution, Sales, and Marketing

The Company currently markets its products via a direct inbound and outbound sales force and the Internet. The Company’s sales force as of March 30, 2007 consisted of a direct sales team of 3 individuals who receive salary plus commissions. The Company purchased two websites in 2005 and two in 2006 which not only serve as a means of marketing of the Driver Agent service at, but also generates revenue from advertising customers. The Company also utilizes outside consultants in its marketing efforts, including design and development of product packaging, advertise-ments, and promotional items. The Company has also employed the practice of entering into revenue sharing agreements with strategic vendor companies who synergy with the Company’s products is beneficial. These Companies normally market the Company on their own to drive existing customers to the Company’s websites in order to purchase products. In return the Company pays a revenue share to the strategic vendor company.

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

Under existing law, software products have been difficult to patent, and copyright laws offer limited protection. The Company routinely applies for federal trademark registrations for its products. Although the Company may file copyright applications with respect to programs developed for the Company’s software products, there can be no assurance that any such copyrights will provide meaningful protection to the Company. Furthermore, the Company may not be able to afford the expense of any litigation, which might be necessary to enforce its rights. The Company licenses its products primarily under “check the box” license agreements that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. The laws of some countries do not protect the Company’s proprietary rights to the same extent as the laws of the United States.

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

Employees

As of March 30, 2007, we had 13 full-time employees. We believe that our future success is dependent on attracting and retaining highly skilled engineering, sales, and marketing personnel. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

Item 2.    Description of Properties

The Company maintains its offices and research and development function in a facility containing approximately 2,400 square feet in North Andover, Massachusetts. As of November 1, 2006 the Company is operating under a 1 year lease agreement. Rental payments in 2006 were $29,100. Its data server is now located in the same location, maintained by the Company.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

The Company’s shares trade on the OTC Bulletin Board under the symbol “TSSW”. The high and low closing sale prices for a share of the Company’s Common Stock set forth below for the periods indicated are as reported on the OTC Bulletin Board:

2006 - Quarter ended
December 31, 2006	0.55	0.40
September 30, 2006	0.87	0.41
June 30, 2006	0.92	0.29
March 31, 2006	0.60	0.07

2005 - Quarter ended
December 31, 2005	0.10	0.07
September 30, 2005	0.10	0.05
June 30, 2005	0.11	0.05
March 31, 2005	0.17	0.06

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

As of December 31, 2006, there were approximately 2,900 holders of record of TouchStone’s common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in “street” or “nominee” names.

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

Item 6.    Management’s Discussion and Analysis or Plan of Operation

General

During 2006, the Company experienced approximately a 100% increase in revenues as compared to 2005. The Company experienced record net income in 2006 as compared to a net loss in 2005. The increase in revenues was mainly due to the addition of the Driver Agent service.

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

The Company’s revenues consist of product sales and website advertising income. Web advertising income is derived from customers and is based on a per click basis. Product revenues are recorded at the time products are shipped. Although the Company at-tempts to monitor and manage the volume of its sales returns due to the nature of its direct sales business, the Company’s operations are subject to substantial and unpredictable risk of product returns. Historically the Company has experienced approximately a 9.0% return rate but the rate has decreased to 5.6% due to the low rate of return of the Driver Agent product which is below 4%.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

	2006	2005
Revenues:
Product sales	98.0%	98.5%
Web advertising income	2.0	1.5
Total revenues	100.0	100.0

Cost of revenue	6.5	14.4
Gross profit	93.5	85.6

Sales, marketing, general and administrative	54.0	57.1
Research and development	16.8	29.5
Total operating expenses	70.8	86.6
Income (loss) from operations	22.7	(1.0)

Interest expense, net	0.2	0.2
Income (loss) before taxes	22.5	(1.2)
Provision for income taxes	—	—
Net Income (loss)	22.5%	(1.2)%

Comparison of Years Ended December 31, 2006 and 2005

Revenues. Total product sales increased approximately 98% to $3,154,800 in 2006 from $1,590,600 in 2005 due primarily to the introduction of the Driver Agent service. Diagnostic Card sales declined nearly 60% from 2005. Management’s ongoing reorganization plan provides for significant emphasis to be placed on the new Driver Agent Service and BIOS products which represented 72% and 22% of revenues for the year ended December 31, 2006, respectively. Most of the third party products are being phased out.

Product information is presented in categories in the table below. The Company’s core product is the Driver Agent service, which is a yearly subscription in which customers have unlimited access to our driver database. The BIOS upgrades and engineering services, along with any other diagnostic services performed by the Company are the other main revenue source and are grouped and presented as a group.

Product Information	2006	%	2005	%
BIOS Upgrades	$712,675	22%	$1,066,776	67%
CheckIt PE	85,878	3%	248,943	15%
Driver Agent Serivce	2,324,207	72%	151,116	9%
Web Advertising Income	64,280	2%	24,120	1%
Royalties	0	—%	523	—%
Engineering Services	500	—%	500	—%
Third Party Products	7,524	—%	61,901	4%
Diagnostic Cards	22,728	1%	56,575	4%
Miscellaneous Income	1,242	—%	4,485	—%
CardWare	—	—%	300	—%
Total Revenues	$3,219,034	100%	$1,615,239	100%

Gross Profit. Gross profit as a percentage of total revenues increased approximately 8% in 2006 from 2005 due to the new Driver Agent service and the web advertising revenue generated from the Company web portals purchased in 2005 and 2006.

Sales, Marketing, General and Administrative Expenses. Sales, marketing, general and administrative expenses increased approximately 89% from $921,717 in 2005 to $1,738,043 in 2006, primarily as a result of the need for increased advertising. However even with the increase in expenses, sales marketing, general and administrative expenses as a percentage of total revenues decreased from 57.1% in 2005 to 54.0% in 2006.

Research and Development Expenses. Research and Development expenses increased approximately 13% from 2005 to 2006. Expenses were $477,247 and $540,885, respectively. This is due to an increase in general research and development costs and salaries in 2006.

Interest Expense. Interest expense increased from approximately $4,100 in 2005 to approximately $5,700 in 2006. This change is mainly attributable to a full year of the interest the Company recognizes on payments due to 62nds Solutions Ltd for the purchase of UpdateFX technology platform. That expense is offset by an increase in money market interest.

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

Liquidity and Capital Resources

Working capital increased from approximately $10,100 at December 31, 2005 to approximately $676,200 at December 31, 2006 driven by the net income over the twelve month period, offset by the additions to property and equipment.

The Company’s cash balance at December 31, 2006 was approximately $925,000, as compared to $221,400 a year ago. During the year ended December 31, 2006, the Company had a positive cash flow of approximately $887,300 from operating activities as compared to a negative cash flow of approximately $1,800 the year ended December 31, 2005. This is mainly due to the net income in 2006 as compared to a net loss in 2005.

Management expects that the net income, the cash balance, lower long term and current debt and the benefits from the reduction in overall compensation to be sufficient to meet its cash requirements.

Other additional sources of financing, including additional private debt or equity capital are being explored, along with seeking merger candidates with whom the Company has substantial synergies. The Company has no material commitments for capital expenditures.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS is an amendment to SFAS 133 and 140. SFAS 155 improves financial reporting by eliminating the exception from applying SFAS 133 to interest in securitized financial assets so similar instruments are accounted for similarly regardless of the form of instruments. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have an impact on its financial position or results of operation.

In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not expect the adoption of SFAS 156 to have an impact on its financial position or operating results.

In June 2006, the FASB issued Summary of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect the adoption of SFAS 158 to have an impact on its financial position or operating results.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company does not expect the adoption of SFAS 157 to have an impact on its financial position or operating results.

In September 2006, FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement is an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company does not expect the adoption of SFAS 158 to have an impact on its financial position or operating results.

In February 2007, FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company does not expect the adoption of SFAS 158 to have an impact on its financial position or operating results.

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

Item 7.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
   TouchStone Software Corporation:

We have audited the accompanying consolidated balance sheet of TouchStone Software Corporation and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sullivan Bille, P.C.

March 26, 2007
Boston, Massachusetts

TouchStone Software Corporation
Consolidated Balance Sheet
December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$924,661	$221,426
Accounts receivable, net	12,149	16,241
Inventory	14,697	30,636
Prepaid expenses and other current assets	12,515	8,167
Total current assets	964,022	276,470

Note receivable, related party	—	8,427
Investments, other	184,527	184,527
Property and equipment, net	435,592	407,415
	$1,584,141	$876,839
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,183	$78,055
Accrued payroll and related expenses	94,847	42,793
Other accrued liabilities	69,070	80,431
Current maturities of long term debt	62,695	65,097
Total current liabilities	287,795	266,376

Long-term debt, net of current maturities	103,932	166,628

Commitment and Contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 20,000,000 shares authorized; 11,940,060 shares issued and outstanding	11,940	11,940
Additional paid-in capital	21,028,581	21,004,184
Accumulated deficit	(19,848,107)	(20,572,289)
Shareholders’ equity, net	1,192,414	443,835
	$1,584,141	$876,839

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Consolidated Statement of Operations
Years Ended December 31, 2006 and 2005

	2006	2005
Revenues:
Product sales	$3,154,754	$1,590,596
Web advertising income	64,280	24,120
Royalty income	—	523
Total revenues	3,219,034	1,615,239
Cost of revenues	210,207	231,879
Gross profit	3,008,827	1,383,360

Operating expenses:
Sales, marketing, general and administrative	1,738,043	921,717
Research and development	540,885	477,247
Total operating expenses	2,278,928	1,398,964
Income (loss) from operations	729,899	(15,604)

Interest expense, net	5,717	4,104
Income (loss) before, provision for income taxes	724,182	(19,708)
Provision for income taxes	—	—
Net income (loss)	$724,182	$(19,708)

Basic income (loss) per share	$0.06	$(0.01)

Basic weighted average shares outstanding	11,940,060	11,481,727

Diluted income (loss) per share	$0.06	$(0.01)

Diluted weighted average shares outstanding	11,940,060	11,481,727

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Consolidated Statement of Shareholders’ Equity
Years Ended December 31, 2006 and 2005

			Additional
	Common Stock		Paid-in	Deferred	Accumulated	Shareholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity, net
Balances at December 31, 2004	11,440,060	$11,440	$20,979,684	$(42,184)	$(20,552,581)	$396,359

Transfer of deferred comp to Note Receivable				42,184		42,184

Common stock issued	500,000	500	24,500			25,000

Net loss					(19,708)	(19,708)

Balances at December 31, 2005	11,940,060	11,940	21,004,184		(20,572,289)	443,835

Stock Option Expense			24,397			24,397

Net Income					724,182	724,182

Balances at December 31, 2006	11,940,060	$11,940	$21,028,581	$—	$(19,848,107)	$1,192,414

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Consolidated Statement of Cash Flows
Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net Income (loss)	$724,182	$(19,708)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	99,237	14,431
Stock option expense	24,397	—
Changes in assets and liabilities:
Accounts receivable	4,092	8,983
Inventory	15,939	(6,038)
Prepaid expenses and other current assets	(4,348)	6,897
Accounts payable	(16,872)	5,660
Accrued liabilities	40,693	(12,045)
Net cash provided by (used in) operating activities	887,320	(1,820)

Cash flows from investing activities:
Collections of note receivable-related party Metro	8,427	51,416
Collections of note receivable-related party Narath	—	42,184
Additions to property and equipment	(127,414)	(124,058)
Net cash used in investing activities	(118,987)	(30,458)

Cash flows from financing activities:
Payments on note payable	(65,098)	(36,155)
Net cash used in financing activities	(65,098)	(36,155)

Net Increase (decrease) in cash and cash equivalents	703,235	(68,433)
Cash and cash equivalents, beginning of year	221,426	289,859
Cash and cash equivalents, end of year	$924,661	$221,426

Supplemental cash flow information:
Interest paid	$17,548	$9,580

Income taxes paid	$—	$—

The Company had the following non-cash investing and financing activities for the year ended December 31, 2005:

The Company received investments with a value of $36,800 in partial payment of the note receivable, related party.

The Company financed additions to property and equipment via a note payable of $267,880 and the Issuance of 500,000 shares of common stock for $25,000.

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Notes to Consolidated Statement of Cash Flows
Years Ended December 31, 2006 and 2005

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation, The consolidated financials statements of the Company include the financial statements of the Company and its wholly owned subsidiary; eSupport.com, Inc. All inter-company transactions and balances have been eliminated.

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

Accounts Receivable. Accounts Receivable is stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2006 and 2005, the allowance for doubtful accounts was $242 and $442, respectively.

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

Research and Development. Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technologi-cal feasibility has been established and costs are considered recoverable. Thereafter, certain costs such as coding and testing would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86), until the product is available for sale. In 2006 and 2005 no software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

Advertising Costs. The Company expenses advertising costs as incurred. Advertising expense was approximately $796,300 and $143,400 for the years ended December 31, 2006 and 2005, respectively. The increase is due to the addition of various strategic vendors throughout the 2006.

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

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.” SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS(R) requires that the costs resulting from all shared-based payment transactions be recognized in the financial statements. SFAS(R) applies to all awards granted after the required effective date, except if prior awards were modified, repurchased, or cancelled after the effective date. With the adoption of SFAS(R), the Company elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS(R) on January 1, 2006, on a straight-line basis over the requisite service (vesting) period for the entire award.

As permitted under SFAS 123, amended by SFAS(R), the Company elected to follow APB 25, and related interpretations in accounting for stock based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess , if any, of the market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Earnings per Share. Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents. Common stock equivalents consisted of outstanding stock options for the years ended December 31, 2006 and 2005.

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

Recent Accounting Pronouncements. In February 2006, the FASB issued SAFS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS is an amendment to SFAS 133 and 140. SFAS 155 improves financial reporting by eliminating the exception from applying SFAS 133 to interest in securitized financial assets so similar instruments are accounted for similarly regardless of the form of instruments. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have an impact on its financial position or results of operation.

In March 2006, the FASB issued SFAS No. 156 Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not expect the adoption of SFAS 156 to have an impact of its financial position or operating results.

In June 2006, the FASB issued Summary of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not expect the adoption of SFAS 157 to have an impact on its financial position or operating results

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company does not expect the adoption of SFAS 157 to have an impact on its financial position or operating results.

In September 2006, FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement is an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The Company does not expect the adoption of SFAS 158 to have an impact on its financial position or operating results.

In February 2007, FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company does not expect the adoption of SFAS 158 to have an impact on its financial position or operating results.

3.	Investments

Investments, other at December 31, 2006 and 2005, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company’s ownership represents less than 20% of each invested. The Company’s carrying value of these investments approximates fair value at December 31, 2006 and 2005.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of these investments and did not record any realized loss on the value of these investments. At December 31, 2006 and 2005 the Company concluded that the value of the investments has remained unchanged.

4.	Note Receivable - Related Party

Note receivable - related party of $8,427 at December 31, 2005 was paid in full in the first quarter of 2006. This represented the remaining balance due from Metro Investments, LLC (“Metro”) under an amended note dated January 2001.

5.	Deferred Compensation

In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company’s Chairman of the Board. The note originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder’s equity section of the balance sheet, to be applied against Mr. Narath’s future compensation. During 2001, approximately $85,000 of Mr. Narath’s compensation was applied against the remaining balance. At December 31, 2004, $42,184 remained outstanding. During 2005, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. During June 2005 the balance of this note was paid in full.

6.	Property and Equipment

Property and equipment consist of the following at December 31:

	2006	2005

Office equipment and furniture	$108,123	$93,208
Computer Software and Websites	510,380	397,880
Leasehold improvements	21,704	21,704
	640,207	512,794
Less —accumulated depreciation	(204,615)	(105,378)
	$435,592	$407,414

Depreciation expense for the years ended December 31, 2006 and 2005 was $99,237 and $14,431, respectively.

7.	Long-term Debt

Long-term debt consists of the following at December 31 2006 and 2005:

	2006	2005
Note payable- other, imputed interest at 8%, payable in semi annual installments ranging from $22,500 to $47,500, including interest, through April 2009, unsecured	$166,627	$231,725

Less current maturities	62,695	62,097

Long-term debt, net of current maturities	$103,932	$166,628

Maturities of long-term debt are as follows:

Year ended	Amount
December 31:
2007	$62,695
2008	67,899
2009	36,033
Total	$166,627

8.	Shareholders’ Equity

Stock Option Plans. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1996 generally vest over periods ranging from one to two years and expire ten years from the date of grant. Options granted after 1995 vest over four years and expire ten years from date of grant. Options granted in 2006 and 2005 fully vest in two years. and stoption plans and stock tion cost for stock options and nonvested stock grants was measured as the excess SFAS(R)SFAS(R)At December 31, 2006 and 2005, options for 377,075 and 627,075 shares respectively were available for future grants under the plans.

All options granted under these plans were granted at fair market value at date of issuance. A summary of the status of the Company’s stock option plans as of December 31, 2006 and 2005, and changes during the years ended on those dates is presented below:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of year	646,900	$0.49	546,650	$0.79

Granted	250,000	0.34	212,000	0.10
Exercised	—	—	—	—
Canceled	—	0.00	(111,750)	1.21

Options outstanding, end of year	896,900	$0.45	646,900	$0.49

Options exercisable at year-end	540,900	$0.57	433,650	$0.76

The following table summarizes other information about stock options outstanding at December 31, 2006

Range of Exercise Price	Number Outstanding 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable 12/31/06	Weighted Average Exercise Price

$0.05-$2.16	896,900	6.1	$0.45	540,900	$0.57

Effective January 1, 2006, the Company adopted the fair value method which is considered the preferable accounting method, of recording stock-based employee compensation as contained in SFAS No. 123(R). As prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company elected to use the “prospective method.” The prospective method requires expense to be recognized for all awards granted, modified or settled beginning in the year of adoption. Historically, the Company applied the intrinsic method as provided in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and accordingly, no compensation cost had been recognize for stock options in prior periods. As a result of adopting the fair value method for stock compensation, all future awards will be expensed over the stock options’ vesting period.

8.	Shareholders’ Equity (continued)

In May 2006, the Board of Directors of the Company voted to issue options to acquire 250,000 shares of common stock for the exercise price of $.34. The options vest over a two year period and expire May 2016. In accordance with SFAS 123(R), the Company recorded compensation expense of $24,397 during the year ended December 31, 2006. The fair value of the option grant was estimated on the date of grant using the Black Scholes pricing method. The fair value was estimated using the following assumptions: no expected dividends, 165% volatility rate; 0% expected pre-vesting forfeiture rate; expected life of 3 years; and risk free interest rate of 4%.

Shareholder Rights Plan. In September 1996, the Board of Directors approved the adoption of a Shareholder Rights Plan. The Rights Plan provides for the distribution to TouchStone Software Corporation’s shareholders of one preferred stock purchase “Right” for each outstanding share of TouchStone common stock. The Rights have an exercise price of $15 per Right, subject to subsequent adjustment. Initially, the Rights will trade with the Company’s common stock, and will not be exercisable until the occurrence of certain takeover-related events. The Rights Plan provides that if a person or group acquires 15% or more of the Company’s common stock without the approval of the Board of Directors, the holders of the Rights, other than the acquiring person or group, would, under certain circumstances, have the right to purchase additional shares of the Company’s common stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is thereafter merged into another entity, or if 50% or more of the Company’s consolidated assets or earning power are sold, then the Right will entitle its holder, other than the acquiring person or group, to buy common shares of the acquiring entity having a market value equal to two times the exercise price of the Right. The Rights were distributed to holders of the Company’s common stock of record on October 4, 1996, as a dividend, and expired since they were not redeemed by September 26, 2006.

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

The Company sponsors a 401(K) plan for all its employees. This plan is solely funded by employee elective deferrals. The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2006 and 2005.

10.	Income Taxes

A reconciliation of federal statutory rate of 34% to the provision for (benefit from) income taxes follows:

	2006	2005

Federal taxes at statutory rates	$246,000	$(6,700)
State benefits, net of federal tax effect	—	(1,200)
Other	(17,400)	4,900
Graduated tax rate effect		3,000
Carryforward of net operating losses	(228,600)	—
Provision for (benefit from) income taxes	$—	$—

10.	Income Taxes (continued)

The components of the deferred tax assets (liabilities), as reflected on the balance sheets, consist  of the following:
	2006	2005
Deferred tax assets:
Net operating loss and credit carry-forwards	$5,698,000	$5,986,000
Unrealized loss on investments	675,000	675,000
Reserves and accruals	2,000	(16,000)
	6,375,000	6,645,000

Valuation allowance	(6,375,000)	(6,645,000)

Net deferred tax asset (liability)	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets such that valuation allowances of $6,375,000 and $6,645,000 for December 31, 2006 and 2005, respectively, have been established for deferred tax assets.

At December 31, 2006, the Company had federal and state net operating loss carry-forwards of approximately $16,362,000 and $83,000, respectively, which will begin expiring in the years 2010 and 2009, respectively. At December 31, 2006, the Company had general business credit carry-forwards for federal purposes of approximately $126,000, which will begin expiring in the year 2011.

11.	Commitments and Contingencies

As of December 31, 2006, the Company is renting its North Andover office under a 1 year lease. Rent and lease expense was approxi-mately $29,100 and $42,400 for the years ended December 31, 2006 and 2005, respectively.

The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company’s software products. Generally, the Company agrees to pay the software developers a percentage royal-ty based on actual product sales. The Company recorded royalty expense of approximately $70,900 and $109,100 for the years ended December 31, 2006 and 2005, respectively.

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

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A. Controls and Procedures

As of December 31, 2006, our management team, including our Chief Executive Officer and our Accounting Manager, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and our Accounting Manager, concluded that our disclosure controls and procedures were effective in timely alerting management, including our Chief Executive Officer and our Accounting Manager, of material information that we are required to include in periodic Securities and Exchange Commission filings.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company at March 30, 2007 are as follows:

Name	Age	Title	Director Since

Pierre A. Narath	43	Chairman of the Board	1998

Jason K. Raza.	45	President and Chief Executive Officer	1999

Ronald R. Maas
	60	Director and Audit Committee Chair	1993

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended
December 31, 2006.

Item 10. Executive Compensation

The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Options/ SAR (#)	LTIP Payouts	All Other Compen- sation

P. A. Narath former CEO, President and Chairman	2006 2005 2004	$ $ $	5,650 65,200 67,000	- - -	- - -	- - -	100,000 25,000 0	- - -	- - -

J. K. Raza, President and CEO	2006 2005 2004	$ $ $	169,615 150,000 150,000	$50,000 - -	- - -	- - -	100,000 75,000 0	- - -	- - -

Note receivable - related party of $8,427 at December 31, 2005 was paid in full in the first quarter of 2006. This represented the remaining balance due from Metro Investments, LLC (“Metro”) under an amended note dated January 2001. .

In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company’s Chairman of the Board. The note originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder’s equity section of the balance sheet, to be applied against Mr. Narath’s future compensation. During 2001, approximately $85,000 of Mr. Narath’s compensation was applied against the remaining balance. At December 31, 2004, $42,184 remained outstanding. During 2005, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. During June 2005 the balance of this note was paid in full.

Option Grants in Last Fiscal Year

The Company granted stock option on May 5, 2006 to the executive officers named above. Jason K. Raza and Pierre A. Narath were granted 100,000 options. Ron Maas was granted 50,000 options. All options were granted at a value of $.34 per share.

Aggregated Option Exercises in 2006 and Option Values as of March 30, 2007

No options were exercised in 2006 or during the first quarter up to March 30, 2007 by any of the named executive officers. The values of unexercised options at March 27, 2007, for each of the executive officers named above are as follows:
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at 03/30/07 (#) Exercisable (1) / Unexercisable (2)	Value of Unexercised In-the-Money Options/SARs at 03/30/07 ($) Exercisable (1) / Unexercisable (2)
P. A. Narath	0	0	142,500(1) 112,500(2)	0(1) 112,500(2)
J. K. Raza	0	0	77,500(1) 137,500(2)	0(1) 137,500(2)

The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for shares of the Company’s Common Stock on December 29, 2006 which was $.44.

Board of Director Meetings and Committees

During 2006, the Company’s Board of Directors held three board meetings by telephone.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common stock of the Company as of March 30, 2007, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) each of the named executive officers of the Company referred to above under “EXECUTIVE COMPENSATION AND OTHER INFORMATION”; (c) each director of the Company; and (d) all directors and executive officers as a group. Except as otherwise indicated, the address of each holder identified below is in care of the Company, 1538 Turnpike Street, North Andover, Massachusetts 01845.

	Number of Shares	Approximate
Name	Beneficially Owned (1)	Percent Owned

Pierre A. Narath	3,388,588 (2)	28.3%
Jason K. Raza	747,500 (3)	6.2%
Ronald R. Maas	263,710 (4)	2.2%
All Directors and Executive Officers
As a Group (3 individuals)	4,399,798 (5)	36.7%

(1)
Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Excludes options that do not vest within 60 days of the date of this report. As of March 30, 2007, an aggregate of 11,940,060 shares of common stock was outstanding.

(2)	Includes options to purchase 142,500 shares that currently are exercisable.
(3)	Includes options to purchase 77,500 shares that currently are exercisable.
(4)	Includes options to purchase 77,900 shares that currently are exercisable.
(5)	Includes officers’ and directors’ shares listed above.

Item 12. Certain Relationships and Related Transactions

Note receivable - related party of $8,427 at December 31, 2005 was paid in full in the first quarter of 2006. This represented the remaining balance due from Metro Investments, LLC (“Metro”) under an amended note dated January 2001.

In January 2000, the Company advanced under a promissory note, $408,000 to Pierre Narath, the Company’s Chairman of the Board. The note originally matured February 2005. Mr. Narath had foregone payment of his 1999 and 2000 bonuses, which aggregated $281,000 and the Company applied this amount against the outstanding loan balance. At December 31, 2000, the remaining balance of $127,000 was reclassified as deferred compensation with the shareholder’s equity section of the balance sheet, to be applied against Mr. Narath’s future compensation. During 2001, approximately $85,000 of Mr. Narath’s compensation was applied against the remaining balance. At December 31, 2004, $42,184 remained outstanding. During 2005, the balance remaining was transferred to an unsecured note receivable from Mr. Narath. During June 2005 the balance of this note was paid in full.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

1.	Exhibits.

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

A report on Form 8-K was filed by the Company during the quarter ended December 31, 2006 on October 5, 2006.
A report on Form 8-K was filed by the Company during the quarter ended December 31, 2006 on November 9, 2006.
A report on Form 8-K was filed by the Company during the quarter ended December 31, 2006 on November 28, 2006.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees for services Sullivan Bille P.C. provided during fiscal years 2005 and 2004:

	2006	2005

Audit fees(1)	$30,100	$28,500
Audit related fees(2)	—	—
Tax fees(3)	4,500	4,500

Total	$34,600	$33,000

(1)
Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financials statements and  advice on accounting matters that arose during the audit .

(2)	During 2006 and 2005 the Company did not incur fees for assurance services related to the audit of the Company’s financials statements which services would be reported in this category.

(3)	Represents fees for services and advice provided in connection with preparation of the Company’s federal and state tax returns.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Andover Massachusetts on March 30, 2007.

By:	/s/ Jason K. Raza
Jason K. Raza
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2007.

Signature	Title

/s/ Pierre A. Narath	Chairman of the Board, Director
Pierre A. Narath

/s/ Jason K. Raza	President and Chief Executive Officer, Director
Jason K. Raza

/s/ Ronald R. Maas	Director
Ronald R. Maas