Form 10QSB
period 2007-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2007-05-11
CIK 751160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
March 31, 2007	0-12969

TOUCHSTONE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3778226
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1538 Turnpike St., North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

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
Yes ☒    No  ☐

The number of shares of Common Stock of the Registrant outstanding as of May 11, 2007 was 12,120,060 shares.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

INDEX

		Page Number
PART I.	Financial Information

ITEM 1.	Financial Statements
	Consolidated Balance Sheet — March 31, 2007	3
	Consolidated Income Statements — Three Months Ended March 31, 2007 and
	March 31, 2006	4
	Consolidated Statements of Cash Flows — Three Months Ended March 31, 2007
	and March 31, 2006	5
	Notes to Consolidated Financial Statements	6-7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	7-10

ITEM 3.	Controls and Procedures	10

PART II.	Other Information

ITEM 1.	Legal Proceedings	11
ITEM 2.	Changes in Securities	11
ITEM 3.	Defaults Upon Senior Securities	11
ITEM 4.	Submission of Matter To a Vote of Security Holders	11
ITEM 5.	Other Information	11

ITEM 6.	Exhibits and Reports on Form 8-K	11
Signatures		12
Exhibits		13-15

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
CONSOLIDATED BALANCE SHEET
March 31, 2007
(unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,263,780
Accounts receivable, net	5,388
Inventories	12,911
Prepaid expenses and other current assets	31,173
Total current assets	1,313,252

Investments	184,527
Property, and equipment, net	408,307
$1,906,086
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$77,418
Accrued payroll and related expenses	84,254
Other accrued expenses	66,040
Current maturities of long term debt	62,695
Total current liabilities	290,407

Long term debt, net of current maturities	103,932
Total liabilities	394,339

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares
authorized, none issued or outstanding
Common stock, $.001 par value, 20,000,000 shares
authorized; issued and outstanding, 11,940,060 shares	11,940
Additional paid-in capital	21,037,691
Accumulated deficit	(19,537,884)
Shareholders’ equity, net.	1,511,747
$1,906,086

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product sales	$1,087,035	$767,297
Website income	14,991	21,660
Total revenues	1,102,026	788,957
Cost of revenues	31,919	118,024
Gross profit	1,070,107	670,933

Operating expenses:
Sales, marketing, general and administrative	603,555	330,785
Research and development	137,837	126,178
Total operating expenses	741,392	456,963
Income from operations	328,715	213,970
Interest income (expense), net	4,876	(7,815)
Income before provision for state income taxes	333,591	206,155
Provision for state income taxes	23,368	—
Net Income	$310,225	$206,155

Basic earnings per share	$0.03	$0.02

Basic weighted average shares outstanding	11,940,060	11,940,060

Diluted earnings per share	$0.03	$0.02

Diluted weighted average shares outstanding	11,940,060	11,940,060

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$310,223	$206,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,285	22,434
Stock option compensation	9,110
Changes in assets and liabilities:
Accounts receivable	6,761	7,821
Inventories	1,786	4,131
Prepaid expenses and other current assets	(18,658)	(3,604)
Accounts payable	16,235	(11,261)
Accrued liabilities	(13,623)	5,714
Net cash provided by operating activities	339,119	231,390

Cash flows from investing activities:
Collection of notes receivable – related party	—	8,427
Additions to Property and Equipment	—	(14,914)
Net cash (used in) investing activities		(6,487)

Net increase in cash and cash equivalents	339,119	224,903
Cash and cash equivalents, beginning of period	924,661	221,426
Cash and cash equivalents, end of period.	$1,263,780	$446,329

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

Basis of Presentation.   The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjuction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented.  Such adjustments consisted only of normal recurring items.

The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution from common stock equivalents.  Common stock equivalents consisted of outstanding stock options for the periods ended March 31, 2007 and 2006.

3.	Investments

Investments at March 31, 2007, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company’s ownership represents less than 20% of each investee. The Company’s carrying value of these investments approximates fair value at March 31, 2007.

         The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments.  At March 31, 2007, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.

4.	State Income Tax

A provision for state income tax of $23,368 has been provided for in the accompanying consolidated income statement for the three months ended March 31, 2007. The Company’s state net operating loss carryforwards have either expired or have been fully used to offset the Company’s state taxable income. No provision for income

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

taxes is shown in accompanying financial statement for the three months ended March 31, 2006. The Company has sufficent federal operating loss carryforwards to offset current federal taxable income.

5.	Stock Options

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

On May 5, 2006, the Board of Directors of the Company voted to issue options to acquire 250,000 shares of common stock for the exercise price of $.34.  In accordance with SFAS 123(R), the Company recorded compensation expense of $9,110 during the quarter ended March 31, 2007.

6.	Subsequent Events

On April 10, 2007 the Company acquired a suite of Windows® based tools that enables a user to enhance and maintain a PC. These tools include a utility to monitor and maintain the Windows® registry, a hard drive cleanup utility and a utility to modify and maintain the Windows® startup process.  The Company agreed to purchase the Software for the aggregate of $150,000 and 180,000 shares of the Company’s unregistered common stock.  The terms of the cash payments are as follows:

On the date of the closing	$30,000
Upon delivery of first software product	$40,000
Upon delivery of second software product	$40,000
Upon deliver of third software product	$40,000

At the closing, which occurred on April 11, 2007, 180,000 shares were issued and will be held by the Company and shall be released in installments of 60,000 shares upon the delivery by Seller of each of the software products.

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

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

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

Results of Operations

The following is a discussion of the financial condition and results of operations of the Company as of March 31, 2007 and 2006 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company’s total revenues represented by each item.  The Company’s historical results are not necessarily indicative of results in any future period.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

	Three Months ended	Three Months ended
	March 31,	March 31,
	2007	2006
Revenues:
Product sales	99%	97%
Website income	1	3
Total revenues	100	100
Cost of revenues	3	15
Gross profit	97	85
Operating expenses:
Sales, marketing, general and
administrative	55	42
Research and development	12	16
Total operating expenses	67	58
Income from operations	30	27
Interest income (expense), net	0	(1)
Provision for state income tax	2	0
Net income	28%	26%

Comparison of Three Month Periods Ended March 31, 2007  and 2006

Revenues.  The Company’s revenues consist of product sales, web advertising income and engineering services revenues. Product revenues are recorded at the time products are shipped.  Web advertising income is recognized upon receipt of a usage report from the advertiser.  For the three months ended March 31, 2007, the Company experienced an overall increase in product sales of approximately 40% as compared to the same period a year ago.   The increase in revenue is due to the substantial success of Driver Agent.  Web advertising income decreased 31% due to some restructuring of the sites and their campaigns. The income is derived from various clients who pay for advertising space on the websites the Company owns.  That income is earned monthly.

Cost of Revenues. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services. Cost of revenues as a percentage of revenue decreased to 3% of revenues for the three month period ended March 31, 2007 from 15% for the same period a year ago.  This is due mainly to a decrease in physical products being shipped to customers and almost no costs associated with selling the DriverAgent product.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services, advertising costs and facilities costs.  Sales, marketing, general and administrative expenses increased approximately 82%, for the three month period ended March 31, 2007, from the same period one year ago.  This is due to an increase in advetising expenses related to the payments made to our strategic vendors.

Research and Development.  Research and development expenses consist primarily of engineering personnel and related expenses.  Research and development expenses increased approximately 9% for the three month period ended March 31, 2007 from the same period one year ago.  This is due to payroll increasing slightly from annual increases.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

Liquidity and Capital Resources

During the three months ended March 31, 2007, the Company had cash provided by operating activities of approximately $339,100 as compared to cash provided by operating activities of approximately $231,000 during the same three month period a year ago.  The main factor of this increase in cash flow is the net income the Company has had through the first three months of 2007.

The Company’s cash balance at March 31, 2007 was approximately $1,264,000 as compared to approximately $446,000 a year ago.

The impact of inflation during 2007 has had no material impact on our business and financial results.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The report, other than historical financial information, includes forward-looking statements that involve known and unknown risks and uncertainties, including quarterly flucuations in results.  Such statements are made pursuant to the “safe harbor” provisions established by recent securities legislations, and are based on the assumptions and expectations of the Company’s management at the time such statements are made.  Important factors that could cause actual results to differ include the timely availability and acceptance of new products, general market conditions governing supply and demand, the impact of competitive products and pricing and other risks detailed in the Company’s filings with the Securities and Exchange Commission.  Actual results may vary materially.  Accordingly you should not place undue reliance on any forward-looking statements.  Unless otherwise required by law, the Company disclaims any obligations to revise or update such forward-looking statements in order to reflect future events or developments.

ITEM 3.   Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company’s disclosure controls and procedures were effective as of  March 31, 2007.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2007.

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

(b)  Reports on Form 8-K

On January 18, 2007, the Company filed a current report on Form 8-K to announce the launch of the Company’s Vista Agent, it’s new Vista readiness test and advisor.

On March 21, 2007, the Company filed a current report on Form 8-K to disclose results of operations and financial conditions for the year ended 2006

On April 18, 2007, the Company filed a current report on Form 8-K to announce the purchase of the a suite of Windows® based tools to enhance a user’s PC.

On April 26, 2007, the Company filed a current report on Form 8-K to announce disclose results of operations and financial conditions for the 1st quarter of 2007

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TouchStone Software Corporation (Registrant)

Name	Title	Date

/s/ Jason K. Raza Jason K. Raza	Chief Executive Officer and President	May 11, 2007

/s/ Michelle L. Carrozzella Michelle L. Carrozzella	Accounting Manager	May 11, 2007