Form 10QSB
period 2007-06-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2007-08-13
CIK 751160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
June 30, 2007	0-12969

TOUCHSTONE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3778226
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1538 Turnpike St., North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

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
Yes ☒    No  ☐

The number of shares of Common Stock of the Registrant outstanding as of August 14, 2007 was 12,120,060 shares.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

INDEX

		Page Number
PART I.	Financial Information

ITEM 1.	Financial Statements
	Consolidated Balance Sheet — June 30, 2007	3
	Consolidated Income Statements — Three Months Ended June 30, 2007 and
	June 30, 2006 and Six Months Ended June 30, 2007 and June 30, 2006	4
	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2007
	and June 30, 2006	5
	Notes to Consolidated Financial Statements	6-7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	8-10

ITEM 3.	Controls and Procedures	11

PART II.	Other Information

ITEM 1.	Legal Proceedings	11

ITEM 2.	Changes in Securities	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	Submission of Matters To a Vote of Security Holders	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

Exhibits		13-15

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements
CONSOLIDATED BALANCE SHEET
June 30, 2007
(unaudited)

Assets

Current assets:
Cash and cash equivalents	$1,252,129
Accounts receivable, net	3,641
Inventories	6,170
Prepaid expenses and other current assets	32,414
Total current assets	1,294,354

Investments	184,527
Property, and equipment, net	763,085
$2,241,966
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$58,797
Accrued payroll and related expenses	68,529
Other accrued expenses	71,906
Note payable	120,000
Total current liabilities	319,232

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares
authorized, none issued or outstanding
Common stock, $.001 par value, 20,000,000 shares
authorized; issued and outstanding, 12,120,060 shares	12,120
Additional paid-in capital	21,188,923
Accumulated deficit	(19,278,309)
Shareholders’ equity, net	1,922,734
$2,241,966

The accompanying notes are an integral part of these consolidated financial statements.

 TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$1,025,526	$722,020	$2,112,561	$1,489,317
Website income	8,682	14,237	23,673	35,897
Total revenues	1,034,208	736,257	2,136,234	1,525,214
Cost of revenues	24,511	49,101	56,430	167,125
Gross profit	1,009,697	687,156	2,079,804	1,358,089

Operating expenses:
Sales, marketing, general and administrative	647,820	342,929	1,251,375	673,714
Research and development	139,538	161,069	277,375	287,247
Total operating expenses	787,358	503,998	1,528,750	960,961
Income from operations	222,339	183,158	551,054	397,128
Other Income (expense):
Interest income (expense)-net	18,074	(1,132)	22,950	(8,947)
Gain on acquisition of subsidiary	38,564	—	38,564	—
Other income (expense)-net	56,638	(1,132)	61,514	(8,947)
Income before provision for state income taxes	278,977	182,026	612,568	388,181
Provision for state income taxes	19,402	—	42,770	—
Net Income before provision for state income taxes	$259,575	$182,026	$569,798	$388,181

Basic earnings per share	$0.02	$0.01	$0.05	$0.03

Basic weighted average shares outstanding	12,098,302	11,940,060	12,019,618	11,940,060

Diluted earnings per share	$0.02	$0.01	$0.05	$0.03

Diluted weighted average shares outstanding	12,098,302	12,740,086	12,019,618	12,664,308

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$569,798		$388,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,796		45,502
Gain on acquisition of subsidairy	(38,564)
Stock option compensation	18,322		5,770
Changes in assets and liabilities:
Accounts receivable	8,508		8,273
Inventories	8,527		17,665
Prepaid expenses and other current assets	(19,899)		(12,967)
Accounts payable	(2,386)		(34,182)
Accrued liabilities	(23,482)		(23,077)
Net cash provided by operating activities	577,620		395,165

Cash flows from investing activities:
Collection of notes receivable – related party	—		8,427
Additions to Property and Equipment	(122,089)		(114,914)
Net assets of business acquired	(128,063)
Net cash (used in) investing activities	(250,152)		(106,487)

Cash flows from financing activities:
Payments on long term debt	—		(35,575)
Net cash (used in) financing activities	—		(35,575)

Net increase in cash and cash equivalents	327,468		253,103
Cash and cash equivalents, beginning of period	924,661		221,426
Cash and cash equivalents, end of period.	$1,252,129		$474,529

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—		$9,571
Income taxes	$1,368	$

Non-cash investing and financing activity:
Property and equipement additions financed	$120,000		$—
Common stock issued for property and equipment	$142,2000		$—

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations.  TouchStone Software Corporation and its subsidiaries (“TouchStone” or the “Company”) markets, and supports a line of computer problem-solving utility software and supporting products and engineering services which simplify personal computer installation, support, and maintenance.  TouchStone operates from one location in the United States.  The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users.

Principles of Consolidation.  The consolidated financial statements of the Company include the financial statements of the Company’s wholly-owned subsidiaries; eSupport.com, Inc. and 62nds Solutions Ltd, acquired May 1, 2007. All inter-company transactions and balances have been eliminated.

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

The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution from common stock equivalents.  Common stock equivalents consisted of outstanding stock options for the periods ended June 30, 2007 and 2006.

3.	Investments

Investments at June 30, 2007, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company’s ownership represents less than 20% of each investee. The Company’s carrying value of these investments approximates fair value at June 30, 2007.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments.  At June 30, 2007, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	State Income Tax

A provision for state income tax of $42,770 has been provided for in the accompanying consolidated income statement for the six months ended June 30, 2007. The Company’s state net operating loss carryforwards have either expired or have been fully used to offset the Company’s state taxable income. No provision for income taxes is shown in accompanying financial statement for the six months ended June 30, 2006. The Company has sufficent federal operating loss carryforwards to offset current federal taxable income.

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

On May 5, 2006, the Board of Directors of the Company voted to issue options to acquire 250,000 shares of common stock for the exercise price of $.34.  In accordance with SFAS 123(R), the Company recorded compensation expense of $18,322 and $5,770 during the six months ended June 30, 2007 and 2006, respectively.

6.	Acquisition of Property and Equipment

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

At the closing, which occurred on April 11, 2007, 180,000 shares were issued at a value of $142,200, and will be held by the Company and shall be released in installments of 60,000 shares upon the delivery by Seller of each of the software products.

7.	Acquisition of Business

On May 1, 2007, the Company executed and consummated a Stock Purchase Agreement with the shareholders of 62nds Solutions Ltd. where the Company acquired all of the issued and outstanding capital stock of 62nds Solutions Ltd. In consideration for the stock of the Company issued to the former shareholders of the acquired subsidiary, TouchStone paid $128,063, including legal fees of $8,063, in cash and released 300,000 shares of restricted common stock which were being held in escrow from a previous purchase agreement for the Update FX technology. The only asset of 62nds Solutions Ltd. at the time of acquisition was a note receivable from the Company from a previous transaction.  The note receivable and related long-term debt has been eliminated in consolidation.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

TouchStone Software Corporation, Inc. and its consolidated subsidiaries, (“TouchStone” or “the Company”) is a software developer for the personal computer industry, specializing in system update technology. In addition, TouchStone Software Corporation owns and operates a vast network of Internet web properties. Our growing portfolio of Internet properties serve as the main outlet to deliver our quality software products to our mass audience. These products include our newest product Driver Agent and BIOS Agent.

The Company acquired two strategic web properties in 2005, www.Totallydrivers.com and www.Driversdb.com, another two in 2006, www.Driverzone.com and www.Mrdriver.com, and three more in the current year, www.DriverMagic.com, www.PCDrivers.com and www.DriversPlanet.com. The addition of these properties, along with the existing properties of www.esupport.com and www.award-bios.com, supply the Company with a strategic edge to aggregate customer Internet traffic.  The increase in customer Internet traffic enhances the Company’s ability to market its products effectively as these properties propagate throughout the Internet, helping the Company to become a premier destination for critical system updates. The increase in traffic from these properties reduces the need for other costly avenues of marketing.  The newly acquired properties also generate advertising revenue through various sources. The Company continues to seek media properties to add their ever-growing portfolio.

The Company acquired a suite of Windows® based tools that enables a user to enhance and maintain a PC. These tools include a utility to monitor and maintain the Windows® registry, a hard drive cleanup utility and a utility to modify and maintain the Windows® startup process. The Company’s extensive technical knowledge and experience in the PC BIOS area and its fast growing Internet based device driver update subscription service, Driver Agent, will enable the Company to quickly expand its product offerings, tap new sources of revenue and positively complement its existing business.  The tools include:

•	Registry Cleaner-Clean, repair and monitor the Windows® registry
•	Hard Drive Cleanup-Gets rid of all the unused clutter on a hard drive using proprietary technology
•	Startup Maintenance-Cleans up the PC by finding, identifying and managing known and hidden programs that run automatically at startup using a special proprietary four step process

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

Results of Operations

The following is a discussion of the financial condition and results of operations of the Company as of June 30, 2007 and 2006 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company’s total revenues represented by each item.  The Company’s historical results are not necessarily indicative of results in any future period.

	Three Months ended	Three Months ended	Six Months ended	Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues:
Product sales	99%	98%	99%	98%
Website income	1	2	1	2
Total revenues	100	100	100	100
Cost of revenues	2	7	3	11
Gross profit	98	93	97	89
Operating expenses:
Sales, marketing, general and administrative	63	46	59	44
Research and development	14	22	13	19
Total operating expenses	77	68	72	63
Income from operations	21	25	25	26
Other income (expense), net	5	—	3	(1)
Provision for state income tax	(1)		(2)
Net income	25%	25%	26%	25%

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

Comparison of Six Month Periods Ended June 30, 2007  and 2006

Revenues.  The Company’s revenues consist of product sales, web advertising income and engineering services revenues. Product revenues are recorded at the time products are shipped.  Web advertising income is recognized upon receipt of a usage report from the advertiser.  For the six months ended June 30, 2007, the Company experienced an overall increase in product sales of approximately 40% as compared to the same period a year ago.   The increase in revenue is due to the substantial success of Driver Agent.  Web advertising income decreased 34% due to some restructuring of the sites and their campaigns. The income is derived from various clients who pay for advertising space on the websites the Company owns.  That income is earned monthly.

Cost of Revenues. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services. Cost of revenues as a percentage of revenue decreased to 3% of revenues for the six month period ended June 30, 2007 from 11% for the same period a year ago.  This is due mainly to a decrease in physical products being shipped to customers and almost no costs associated with selling the Driver Agent product.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services, advertising costs and facilities costs.  Sales, marketing, general and administrative expenses increased approximately 86%, for the six month period ended June 30, 2007, from the same period one year ago.  This is due to an increase in advetising expenses related to the payments made to our strategic vendors, increased bank fees for the credit cards due to the increase in sales and an increase in travel.

Research and Development.  Research and development expenses consist primarily of engineering personnel and related expenses.  Research and development expenses decreased approximately 3% for the six month period ended June 30, 2007 from the same period one year ago.  This is due to the increasing SMG&A direct costs.

Liquidity and Capital Resources

During the six months ended June 30, 2007, the Company had cash provided by operating activities of $577,620 as compared to cash provided by operating activities of $395,165 during the same six month period a year ago  mainly as a result of net income the Company had for each period.

The Company’s cash balance at June 30, 2007 was approximately $1,252,000 as compared to approximately $475,000 a year ago.

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

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company’s disclosure controls and procedures were effective as of  June 30, 2007.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2007.

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

(b)   Reports on Form 8-K

On May 15, 2007, the Company filed a current report on Form 8-K to announce the purchase of Common Stock of 62nds Solutions Ltd.

On May 25, 2007, the Company filed a current report on Form 8-K to announce the purchase of the acquisition of PCDrivers.com.

On June 7, 2007, the Company filed a current report on Form 8-K to nnounce the purchase of the DriverMagic.com and its related assets.

On July 10, 2007, the Company filed a current report on Form 8-K to nnounce the purchase of the DriversPlanet.com.

On July 27, 2007, the Company filed a current report on Form 8-K to disclose results of operations and financial conditions for the 2nd quarter of 2007.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TouchStone Software Corporation
(Registrant)

Name	Title	Date

/s/ Jason K. Raza	Chief Executive Officer and President	August 14, 2007
Jason K. Raza

/s/ Michelle L. Carrozzella	Accounting Manager	August 14, 2007
Michelle L. Carrozzella