Form 10QSB
period 2007-09-30
TOUCHSTONE SOFTWARE CORP /CA/
filed 2007-11-14
CIK 751160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
September 30, 2007	0-12969

TOUCHSTONE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3778226
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1538 Turnpike St., North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

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
Yes ☒    No  ☐

The number of shares of Common Stock of the Registrant outstanding as of November 14, 2007 was 12,120,060 shares.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

INDEX

		Page Number
PART I.	Financial Information

ITEM 1.	Financial Statements
	Consolidated Balance Sheet — September 30, 2007	3
	Consolidated Income Statements — Three Months Ended September 30, 2007 and
	September 30, 2006 and Nine Months Ended September 30, 2007 and September 30, 2006	4
	Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2007
	and September 30, 2006	5
	Notes to Consolidated Financial Statements	6-7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations	8-10

ITEM 3.	Controls and Procedures	11

PART II.	Other Information

ITEM 1.	Legal Proceedings	11

ITEM 2.	Changes in Securities	11

ITEM 3.	Defaults Upon Senior Securities	11

ITEM 4.	Submission of Matters To a Vote of Security Holders	11

ITEM 5.	Other Information	11

ITEM 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

Exhibits		13-15

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements
CONSOLIDATED BALANCE SHEET
September 30, 2007
(unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,528,979
Accounts receivable, net	3,197
Inventories	5,685
Prepaid expenses and other current assets	51,768
Total current assets	1,589,629

Investments	184,527
Property and equipment, net	731,197
$2,505,353
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$86,292
Accrued payroll and related expenses	92,509
Other accrued expenses	69,847
Note payable	80,000
Total current liabilities	328,648

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares
authorized, none issued or outstanding
Common stock, $.001 par value, 20,000,000 shares
authorized; issued and outstanding, 12,120,060 shares	12,120
Additional paid-in capital	21,199,054
Accumulated deficit	(19,034,469)
Shareholders’ equity, net.	2,176,705
$2,505,353

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$1,076,825	$763,195	$3,189,386	$2,252,512
Website income	8,593	13,713	32,266	49,610
Total revenues	1,085,418	776,908	3,221,652	2,302,122
Cost of revenues	15,715	17,633	72,145	184,758
Gross profit	1,069,703	759,275	3,149,507	2,117,364

Operating expenses:
Sales, marketing, general and administrative	656,031	460,378	1,907,406	1,134,092
Research and development	181,471	130,105	458,846	417,352
Total operating expenses	837,502	590,483	2,366,252	1,551,444
Income from operations	232,201	168,792	783,255	565,920
Other income (expense):
Interest income (expense)-net	11,639	237	34,589	(8,710)
Gain on acquisition of subsidiary	-	-	38,564	-
Other income (expense)-net	11,639	237	73,153	(8,710)
Income before provision for state income taxes	243,840	169,029	856,408	557,210
Provision for state income taxes-.net of research and development credit of $18,800 during the three month ended September 30, 2007	-	-	42,770	-
Net Income	$243,840	$169,029	$813,638	$557,210

Basic earnings per share	$0.02	$0.01	$0.07	$0.05

Basic weighted average shares outstanding	12,120,060	11,940,060	12,053,467	11,940,060

Diluted earnings per share	$0.02	$0.01	$0.07	$0.05

Diluted weighted average shares outstanding	12,120,060	12,022,574	12,053,467	12,009,463

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$813,638		$557,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,684		72,161
Gain on acquisition of subsidairy	(38,564)
Stock option compensation	28,453		15,083
Changes in assets and liabilities:
Accounts receivable	8,952		2,160
Inventories	9,012		16,619
Prepaid expenses and other current assets	(39,253)		(36,517)
Accounts payable	25,109		(5,527)
Accrued liabilities	(1,561)		(13,224)
Net cash provided by operating activities	894,470		607,965

Cash flows from investing activities:
Collection of notes receivable – related party	-		8,427
Additions to Property and Equipment	(122,089)		(114,914)
Net assets of business acquired	(128,063)
Net cash used in investing activities	(250,152)		(106,487)

Cash flows from financing activities:
Payments on note payable	(40,000)		-
Payments on long term debt	-		(35,575)
Net cash used in financing activities	(40,000)		(35,575)

Net increase in cash and cash equivalents	604,318		465,903
Cash and cash equivalents, beginning of period	924,661		221,426
Cash and cash equivalents, end of period.	$1,528,979		$687,329

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-		$17,549
Income taxes	$1,368 -	$

Non-cash investing and financing activity:
Property and equipement additions financed	$120,000		$-
Common stock issued for property and equipment	$142,200		$-

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

The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution from common stock equivalents.  Common stock equivalents consisted of outstanding stock options for the periods ended September 30, 2007 and 2006.

3.	Investments

Investments at September 30, 2007, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company’s ownership represents less than 20% of each investee. The Company’s carrying value of these investments approximates fair value at September 30, 2007.

         The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments.  At September 30, 2007, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.

4.	State Income Tax

A provision for state income tax of $42,770 has been provided for in the accompanying consolidated income statement for the nine months ended September 30, 2007. The Company’s state net operating loss carryforwards have either expired or have been fully used to offset the Company’s state taxable income. No provision for income taxes is shown in accompanying financial statement for the nine months ended September 30, 2006. The Company has sufficent federal operating loss carryforwards to offset current federal taxable income.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

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

On May 5, 2006, the Board of Directors of the Company voted to issue options to acquire 250,000 shares of common stock for the exercise price of $.34.  In accordance with SFAS 123(R), the Company recorded compensation expense of $28,453 and $15,083 during the nine months ended September 30, 2007 and 2006, respectively.

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

At the closing, which occurred on April 11, 2007, 180,000 shares were issued at a value of $142,200, and will be held by the Company and shall be released in installments of 60,000 shares upon the delivery by Seller of each of the software products. The first 60,000 shares were released on July 27, 2007.

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

8.	Subsequent Events

On October 29, 2007 the Company announced that they have purchased technology from Undelete-Plus, a leading data recovery utility along with the website www.Undelete-Plus.com. Undelete-Plus is a leading-edge utility which enables users to recover deleted files from their computer’s hard drive as well as other storage media used in Smart Phones, Digital Cameras, MP3 Players, PDA’s, Video Cameras and USB Thumb-drives. The purchase price for this technology was a cash payment of $19,900.

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

The Company acquired two strategic web properties in 2005, www.Totallydrivers.com and www.Driversdb.com, another two in 2006, www.Driverzone.com and www.Mrdriver.com, and four more in the current year, www.DriverMagic.com, www.PCDrivers.com, www.DriversPlanet.com and www.Undeleted-plus.com. The addition of these properties, along with the existing properties of www.esupport.com and www.award-bios.com, supply the Company with a strategic edge to aggregate customer Internet traffic.  The increase in customer Internet traffic enhances the Company’s ability to market its products effectively as these properties propagate throughout the Internet, helping the Company to become a premier destination for critical system updates. The increase in traffic from these properties reduces the need for other costly avenues of marketing.  The newly acquired properties also generate advertising revenue through various sources. The Company continues to seek media properties to add their ever-growing portfolio.

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

Results of Operations

The following is a discussion of the financial condition and results of operations of the Company as of September 30, 2007 and 2006 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company’s total revenues represented by each item.  The Company’s historical results are not necessarily indicative of results in any future period.

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Product sales	99%	98%	99%	98%
Website income	1	2	1	2
Total revenues	100	100	100	100
Cost of revenues	1	2	2	8
Gross profit	99	98	98	92
Operating expenses:
Sales, marketing, general and administrative	60	59	59	49
Research and development	17	17	14	18
Total operating expenses	77	76	73	67
Income from operations	22	22	25	25
Other income (expense), net	1	-	2	(1)
Provision for state income tax	-	-	(2)	-
Net income	23%	22%	25%	24%

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

Comparison of Nine Month Periods Ended September 30, 2007  and 2006

Revenues.  The Company’s revenues consist of product sales, web advertising income and engineering services revenues. Product revenues are recorded at the time products are shipped.  Web advertising income is recognized upon receipt of a usage report from the advertiser.  For the nine months ended September 30, 2007, the Company experienced an overall increase in product sales of approximately 42% as compared to the same period a year ago.   The increase in revenue is due to the substantial success of Driver Agent.  Web advertising income decreased 35% due to some restructuring of the sites and their campaigns. The income is derived from various clients who pay for advertising space on the websites the Company owns.  That income is earned monthly.

Cost of Revenues. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services. Cost of revenues as a percentage of revenue decreased to 2% of revenues for the nine month period ended September 30, 2007 from 8% for the same period a year ago.  This is due mainly to a decrease in physical products being shipped to customers and almost no costs associated with selling the Driver Agent product.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services, advertising costs and facilities costs.  Sales, marketing, general and administrative expenses increased approximately 68%, for the nine month period ended September 30, 2007, from the same period one year ago.  This is due to an increase in advetising expenses related to the payments made to our strategic vendors, increased bank fees for the credit cards due to the increase in sales and an increase in travel.

Research and Development.  Research and development expenses consist primarily of engineering personnel and related expenses.  Research and development expenses increased approximately 10% for the nine month period ended September 30, 2007 from the same period one year ago.  This is due to the increasing direct costs maily consisting of higher salaries and added personnel.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, the Company had cash provided by operating activities of $894,470 as compared to cash provided by operating activities of $607,965 during the same nine month period a year ago  mainly as a result of net income the Company had for each period.

The Company’s cash balance at September 30, 2007 was approximately $1,529,000 as compared to approximately $687,300 a year ago.

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

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

ITEM 3. Controls and Procedures

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Accounting Manager, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Accounting Manager, concluded that the Company’s disclosure controls and procedures were effective as of  September 30, 2007.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2007.

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

On July 10, 2007, the Company filed a current report on Form 8-K to announce the purchase of the DriversPlanet.com.

On July 27, 2007, the Company filed a current report on Form 8-K to disclose results of operations and financial conditions for the 2nd quarter of 2007.

On October 18, 2007, the Company filed a current report on Form 8-K to disclose the launch of RegistryWizard.com.

November 2, 2007, the Company filed a current report on Form 8-K to announce entry into an agreement with PDE Publications and Drivers.com .

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TouchStone Software Corporation (Registrant)

Name	Title	Date

/s/ Jason K. Raza	Chief Executive Officer and President	November 14, 2007
Jason K. Raza

/s/ Michelle L. Carrozzella	Accounting Manager	November 14, 2007
Michelle L. Carrozzella