Form 10KSB
period 2007-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2008-03-28
CIK 751160

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007

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
Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosures will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The Registrant’s revenues for the year ended December 31, 2007 were $4,236,324.

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $8,719,931 as of March 24, 2008.

On March 28, 2008, the Registrant had outstanding 12,055,060 shares of voting Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (circle one) Yes  ☐   No  ☒

TOUCHSTONE SOFTWARE CORPORATION
FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

PART I.
Item 1.	Description of Business	3-7
Item 2.	Description of Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities	8
Item 6.	Management’s Discussion and Analysis or Plan of Operation	8-14
Item 7.	Consolidated Financial Statements	15-27
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.	27
Item 8A.	Controls and Procedures	27

PART III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	27-28
Item 10.	Executive Compensation	28-29
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters	29-30
Item 12.	Certain Relationships and Related Transactions	30
Item 13.	Exhibits and Reports on Form 8-K	30
Item 14.	Principal Accountant Fees and Services	31
Signatures		32

PART I

Item 1.    Description of Business

TouchStone Software Corporation, Inc. and its consolidated subsidiaries, (“TouchStone” or “the Company”) is a software developer for the personal computer industry, specializing in system update technology. In addition, TouchStone Software Corporation owns and operates a vast network of Internet web properties. Our growing portfolio of Internet properties serve as the main outlet to deliver our quality software products to our mass audience. These products include our newest product RegistryWizard,  DriverAgent and BIOS Agent.

The Company acquired two strategic web properties in 2005, www.totallydrivers.com and www.driversdb.com, two in 2006, www.driverzone.com and www.mrdriver.com and another three in 2007, DriversPlanet.com, DriverMagic.com, and PCDrivers.com. The addition of these properties, along with the existing properties of www.esupport.com, www.award-bios.com and DriverAgent.com, supply the Company with a strategic edge to aggregate customer Internet traffic.  The increase in customer Internet traffic enhances the Company’s ability to market its products effectively as these properties propagate throughout the Internet, helping the Company to become a premier destination for critical system updates. The increase in traffic from these properties reduces the need for other costly avenues of marketing.  The newly acquired properties also generate advertising revenue through various sources. The Company continues to seek media properties to add their ever-growing portfolio.

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

In May 2007 the Company acquired a suite of Windows® based tools that enables a user to enhance and maintain a PC. These tools include a utility to monitor and maintain the Windows® registry, a hard drive cleanup utility and a utility to modify and maintain the Windows® startup process. The registry utility was launched in October 2007.  The balance of the acquired suite will not be launched as the agreement to purchase these tools has been modified.

The Company’s also provides its third product, BIOS upgrades. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions.  BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC.

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

DriverAgent
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

WebAdvertising Income	Income is generated monthly from the internet properties owned by the Company from customers placing their advertisements on these internet sites.
RegistryWizard
TouchStone Software’s RegistryWizard is an all-in-one tool for detecting and correcting errors in the Windows registry. The result will help a user optimize and stabilize the performance of their computer. RegistryWizard offers full restore points after every scan enabling you to revert to a previous restore point should corruption of the registry occur. Included with all the diverse data in your registry are variables that control how quickly certain operations occur in a computer and in which order they occur. RegistryWizard is able to examine these variables and adjust them to ensure the best performance for a user’s PC.

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

TouchStone’s Driver Agent business is at the core of the rapidly changing PC industry. The Driver Agent technology is based on TouchStone’s UpdateFX scan, analyze, search and update architecture. Management has determined that continued Driver Agent development will be needed in order to maintain a truly competitive edge. Moreover, in order to deliver a leading-edge critical system update product, there are many complex technological factors. Therefore, extensive engineering resources will be required in order to comply with varying PC Industry standards.

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

Distribution, Sales, and Marketing

The Company currently markets its products via a direct inbound and outbound sales force and the Internet.   The Company’s sales force as of March 28, 2008 consisted of a direct sales team of 3 individuals who receive salary plus commissions.  The Company has purchased many websites in the last three years, which not only serve as a means of marketing of the DriverAgent service, the RegistryWizard service and the BIOS Upgrade business at, but also generates revenue from advertising customers.  The Company also utilizes outside consultants in its marketing efforts, including design and development of product packaging, advertisements, and promotional items.  The Company has also employed the practice of entering into revenue sharing agreements with strategic vendor companies whose synergy with the Company’s products is beneficial.  These Companies normally market the Company on their own to drive existing customers to the Company’s websites in order to purchase products.  In return the Company pays a revenue share to the strategic vendor company.

Competition

The market for BIOS Upgrade products, Driver Update service and Registry Wizard service is intensely competitive and constantly changing.  The Company is aware of other companies who have developed or are in the process of developing products to compete in whole or in part with the Company’s products. Some of these firms have substantially greater financial resources, technical personnel and marketing resources than the Company.  Moreover, there are no proprietary barriers to entry into the BIOS Upgrade market that could keep competitors from developing and selling and/or giving away products, which compete with those marketed by the Company.  Increased competition may result in a reduction in consumer demand of the Company’s products; and any of these events could have a material adverse effect on the Company’s operating results.

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

Employees

As of March 28, 2008, we had 15 full-time and 1 part time employees.  We believe that our future success is dependent on attracting and retaining highly skilled engineering, sales, and marketing personnel.  We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good.

Item 2.    Description of Properties

The Company maintains its offices and research and development function in a facility containing approximately 2,400 square feet in North Andover, Massachusetts.  As of November 1, 2007 the Company is operating under a 1-year lease agreement.   Rental payments in 2007 were $32,600.  Its data server is now located at a co-location company.  The Company pays a service fee to this vendor monthly based on bandwidth usage.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

The Company’s shares trade on the OTC Bulletin Board under the symbol “TSSW”. The high and low closing sale prices for a share of the Company’s Common Stock set forth below for the periods indicated are as reported on the OTC Bulletin Board:

2007 - Quarter ended
December 31, 2007	2.44	1.28
September 30, 2007	1.80	1.20
June 30, 2007	1.93	0.68
March 31, 2007	0.72	0.48

2006 - Quarter ended
December 31, 2006	0.55	0.40
September 30, 2006	0.87	0.41
June 30, 2006	0.92	0.29
March 31, 2006	0.60	0.07

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

As of December 31, 2007, there were approximately 2,900 holders of record of TouchStone’s common stock, including stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in “street” or “nominee” names.

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

The Company has not sold or issued any unregistered securities within the last three years, except for the 500,000 shares issued in connection with the purchase of the software from 62nds Solutions Ltd., and another 60,000 shares issued in connection with the purchase of the intellectual property from Superwin Software. Another 55,000 shares were issued from the exercise of options of an employee.

Item 6.    Management’s Discussion and Analysis or Plan of Operation

General

During 2007, the Company experienced approximately a 32% increase in revenues as compared to 2006.  The Company experienced record net income in 2007 as compared to 2006.  The increase in revenues was mainly due to the continued success of the Driver Agent service.

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

The Company’s customers include primarily end-users, educational and financial institutions, designers and manufacturers of motherboards, PC systems and other microprocessor-based or embedded devices. eSupport.com markets and licenses its products and services worldwide.

The Company’s revenues consist of product sales and website advertising income.  Web advertising income is derived from customers and is based on a per click basis.  Product revenues are recorded at the time products are shipped.    Although the Company attempts to monitor and manage the volume of its sales returns due to the nature of its direct sales business, the Company’s operations are subject to substantial and unpredictable risk of product returns.  Historically the Company has experienced approximately a 9.0% return rate but the rate has decreased to 5.4% due to the low rate of return of the Driver Agent product, which is below 4.5%.

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

Revenue Recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Revenues are composed of sales of the Company’s products, web advertising and royalties.  The Company incurs shipping, packaging and handling costs, which are recorded in cost of revenues.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the years ended December 31:

	2007	2006
Revenues:
Product sales	98.5%	98.0%
Web advertising income	1.5	2.0
Total revenues	100.0	100.0

Cost of revenue	2.2	6.5
Gross profit	97.8	93.5

Sales, marketing, general and administrative	61.2	54.0
Research and development	16.3	16.8
Total operating expenses	77.5	70.8
Income (loss) from operations	20.3	22.7

Other income (expense), net	2.0	(0.2)
Income before provision (credit) for income taxes22.3	2.5
Provision (credit) for income taxes-net	(23.2)	—
Net Income	45.5%	22.5%

Comparison of Years Ended December 31, 2007 and 2006

Revenues.  Total product sales increased approximately 33% to $4,192,000 in 2007 from $3,154,800 in 2006 due primarily to the continued success of the Driver Agent service. Management’s ongoing reorganization plan provides for significant emphasis to be placed on the new Driver Agent Service and BIOS products which represented 84% and 14% of revenues for the year ended December 31, 2007, respectively. Most of the third party products are being phased out.

Product information is presented in categories in the table below.  The Company’s core product is the Driver Agent service, which is a yearly service in which customers have unlimited access to our driver database.  The BIOS upgrades and engineering services, along with any other diagnostic services performed by the Company are the other main revenue source and are grouped and presented as a group.

Product Information	2007	%	2006	%
BIOS Upgrades	$597,553	14%	$712,675	22%
CheckIt PE	44,821	1%	85,878	3%
Registry Wizard Service	14,731	—%
Driver Agent Serivce	3,514,696	84%	2,324,207	72%
Web Advertising Income	44,260	1%	64,280	2%
Royalties	967	—%	0	—%
Engineering Services	215	—%	500	—%
Third Party Products	5,763	—%	7,524	—%
Diagnostic Cards	12,412	—%	22,728	1%
Miscellaneous Income	906	—%	1,242	—%
Total Revenues	$4,236,324	100%	$3,219,034	100%

Gross Profit.  Gross profit as a percentage of total revenues increased approximately 4.3% in 2007 from 2006 due to the increase of new Driver Agent sales and renewals of existing customers.

Sales, Marketing, General and Administrative Expenses.  Sales, marketing, general and administrative expenses increased approximately 49% from $1,738,043 in 2006 to $2,594,318 in 2007, primarily as a result of the need for increased advertising.  With the increase in expenses, sales marketing, general and administrative expenses as a percentage of total revenues increased from 54.0% in 2006 to 61.2% in 2007.

Research and Development Expenses.  Research and Development expenses increased approximately 28% from 2006 to 2007.  Expenses were $540,885 and $690,897, respectively.  This is due to an increase in general research and development and costs of salaries and related benefits in 2007.

Interest Income/Expense.  Interest expense was approximately $5,700 in 2006 as compared to interest income of approximately $47,800, in 2007.  This change is mainly attributable to the interest income the Company earns on its money market and CD bank accounts.

Income Tax Credit.  The Company reported an income tax benefit of $980,813 in 2007 compared to no income provision in 2006.  During the fourth quarter of 2007, the Company performed a detailed review of its income tax position, specifically the valuation allowance that had been established against deferred tax assets.  As a result of the review, the Company determined that is more likely than not that the Company will be able to utilize a portion of its federal net operating loss carryforwards and that a full valuation allowance is no longer necessary.  Reversal of the valuation allowance resulted in a one-time non-cash credit to income tax expense of $1,000,000 during the fourth quarter of 2007.  The Company has pre-tax federal net operating loss carryfowards of approximately $15.4 million as of December 31, 2007.

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

Liquidity and Capital Resources

Working capital increased from approximately $676,000 at December 31, 2006 to approximately $1,479,000 at December 31, 2007 driven primary by income from operations over the twelve-month period.

The Company’s cash balance at December 31, 2007 was approximately $1,648,000, as compared to $925,000 a year ago.  During the year ended December 31, 2006, the Company had a positive cash flow of approximately $887,300 from operating activities as compared to a positive cash flow of approximately $1,018,000 the year ended December 31, 2007. This is mainly due to income from operations in 2007.

Management expects that the net income, the cash balance, and the absence of debt to be sufficient to meet its cash requirements.   Other additional sources of financing, including additional private debt or equity capital are being explored, along with seeking merger candidates with whom the Company has substantial synergies.  The Company has no material commitments for capital expenditures.

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

In February 2007, FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company does not expect the adoption of SFAS 159 to have an impact on its financial position or operating results.

In December 2007, FASB issued Statement No. 141(R)- Business Combinations.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company does not expect the adoption of SFAS 141(R), effective January 1, 2008, to have an impact on its financial position or operating results.

In December 2007, FASB issued statement No. 160- Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company does not expect the adoption of SFAS 160 to have an impact on its financial position or operating results.

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

Item 7.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
  TouchStone Software Corporation:

We have audited the accompanying consolidated balance sheet of TouchStone Software Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TouchStone Software Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Sullivan Bille, P.C.

March 27, 2008
Boston, Massachusetts

TouchStone Software Corporation
Consolidated Balance Sheet
December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,648,446	$924,661
Accounts receivable, net	9,087	12,149
Inventory	7,354	14,697
Prepaid expenses and other current assets	35,512	12,515
Total current assets	1,700,399	964,022

Deferred income tax	1,000,000	—
Investments, other	184,527	184,527
Property and equipment, net	558,915	435,592
	$3,443,841	$1,584,141
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,798	$61,183
Accrued payroll and related expenses	74,977	94,847
Other accrued liabilities	82,801	69,070
Current maturities of long-term debt	—	62,695
Total current liabilities	221,576	287,795

Long-term debt, net of current maturities	—	103,932

Commitment and Contingencies

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares
authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 20,000,000
shares authorized; 12,055,060 shares issued and
outstanding (2006, 11,940,060 shares)	12,055	11,940
Additional paid-in capital	21,133,939	21,028,581
Accumulated deficit	(17,923,729)	(19,848,107)
Shareholders’ equity, net	3,222,265	1,192,414
	$3,443,841	$1,584,141

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Consolidated Statement of Operations
Years Ended December 31, 2007 and 2006

	2007	2006
Revenues:
Product sales	$4,192,064	$3,154,754
Web advertising income	44,260	64,280
Total revenues	4,236,324	3,219,034
Cost of revenues	93,878	210,207
Gross profit	4,142,446	3,008,827

Operating expenses:
Sales, marketing, general
and administrative	2,594,318	1,738,043
Research and development	690,897	540,885
Total operating expenses	3,285,215	2,278,928
Income from operations	857,231	729,899

Other income (expense): Interest income (expense)-net	47,770	(5,717)
Gain on acquisition of subsidiary	38,564	—
Other income (expense)-net	86,334	(5,717)
Income before provision (credit) for income taxes	943,656	724,182
Provision (credit) for income taxes-net	(980,813)	—
Net income	$1,924,378	$724,182

Basic income per share	$0.16	$0.06

Basic weighted average shares outstanding	11,990,211	11,940,060

Diluted income per share	$0.15	$0.06

Diluted weighted average shares outstanding	12,636,711	11,940,060

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Consolidated Statement of Shareholders’ Equity
Years Ended December 31, 2007 and 2006

			Additional
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity, net

Balances at
December 31, 2005	11,940,060	$11,940	$21,004,184	$(20,572,289)	$443,835

Stock Option Expense		24,397		24,397

Net Income			724,182	724,182

Balances at
December 31, 2006	11,940,060	11,940	21,028,581	(19,848,107)	1,192,414

Stock Option Expense			41,273	41,273

Common stock issued	115,000	115	64,085	64,200

Net Income			1,924,378	1,924,378

Balances at
December 31, 2007	12,055,060	$12,055	$21,133,939	$(17,923,729)	$3,222,265

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Consolidated Statement of Cash Flows
Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net Income	$1,924,378	$724,182
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	127,282	99,237
Gain on acquisition of subsidiary	(38,564)	—
Deferred income tax	(1,000,000)	—
Stock option compensation	41,273	24,397
Changes in assets and liabilities:
Accounts receivable	3,062	4,092
Inventory	7,343	15,939
Prepaid expenses and other current assets	(22,997)	(4,348)
Accounts payable	2,615	(16,872)
Accrued liabilities	(26,139)	40,693
Net cash provided by used in operating activities	1,018,253	887,320

Cash flows from investing activities:
Collections of note receivable-related party		8,427
Additions to property and equipment	(183,205)	(127,414)
Net assets of business acquired	(128,063)
Net cash used in investing activities	(311,268)	(118,987)

Cash flows from financing activities:
Payments on note payable	—	(65,098)
Proceeds from issuance of common stock	16,800
Net cash provided by (used in) financing activities	16,800	(65,098)

Net Increase in cash and cash equivalents	723,785	703,235
Cash and cash equivalents, beginning of year	924,661	221,426
Cash and cash equivalents, end of year	$1,648,446 1,648,444	$924,661

Supplemental cash flow information:
Interest paid	$—	$17,548
Income taxes paid

Non-cash investing and financing activity:
Property and equipment additions financed	$20,000	—
Common stock issued for property and equipment, 60,000 shares	$47,400	—

See accompanying notes to consolidated financial statements.

TouchStone Software Corporation
Notes to Consolidated Statement of Cash Flows
Years Ended December 31, 2007 and 2006

1.    Nature of Operations

TouchStone Software Corporation and subsidiaries, eSupport.com,Inc and 62nds Solutions Ltd., (“TouchStone” or the “Company”) markets, and supports a line of computer problem-solving utility software and supporting products and engineering services which simplify personal computer installation, support, and maintenance.  TouchStone operates from one location in the United States.  The Company markets its products, domestically and internationally, directly to original equipment manufacturers and end users.

2.    Summary of Significant Accounting Policies

Principles of Consolidation, The consolidated financials statements of the Company include the financial statements of the Company and its wholly owned subsidiaries; eSupport.com, Inc. and 62nds Solutions Ltd.  All inter-company transactions and balances have been eliminated.

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

Accounts Receivable.  Accounts Receivable is stated at the amount management expects to collect from outstanding balances.  An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year.  Bad debts are written off against the allowance when identified. At December 31, 2007 and 2006, the allowance for doubtful accounts was $242, respectively.

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

Revenue Recognition. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.  Revenues are composed of sales of the Company’s products, web advertising and royalties.  The Company incurs shipping, packaging and handling costs, which are recorded in cost of revenues.

Research and Development.  Research and development expenses resulting from the design, development, and testing of new software and software maintenance and enhancement costs are expensed as incurred, until technological feasibility has been established and costs are considered recoverable.  Thereafter, certain costs such as coding and testing would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS 86), until the product is available for sale. In 2007 and 2006 no software has been substantially completed concurrently with the establishment of technological feasibility; and, accordingly, no costs have been capitalized.

Advertising Costs.  The Company expenses advertising costs as incurred.  Advertising expense was approximately $1,318,600 and $796,300 for the years ended December 31, 2007 and 2006, respectively.

Income Taxes.  The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and related interpretations. Deferred tax assets and liabilities are recognized for the expected tax consequence of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes.  The Company evaluates the likelihood of utilizing these operating loss and tax credit carryfowards at least annually.  In 2007, the Company partially reversed the valuation allowance established for deferred tax assets as it was determined that is most likely than not that a portion of the net operating loss carryforwards will be utilized. See note 9 (Income Taxes).

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognize and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company is subject to income taxes in the U.S. and the open tax years are 2005 through 2007. The Company believes the positions it has taken in its tax returns can be categorized as “Highly Certain” as defined by FIN 48.  Therefore, there are no uncertain tax positions to consider as of December, 31, 2007.

Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment.”  SFAS 123(R) replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123(R) was effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005.  SFAS(R) requires that the costs resulting from all shared-based payment transactions be recognized in the financial statements. SFAS(R) applies to all awards granted after the required effective date, except if prior awards were modified, repurchased, or cancelled after the effective date.  With the adoption of SFAS(R), the Company elected to amortize stock-based compensation for awards granted on or after the adoption of SFAS(R) on January 1, 2006, on a straight-line basis over the requisite service (vesting) period for the entire award.

As permitted under SFAS 123, amended by SFAS(R), the Company elected to follow APB 25, and related interpretations in accounting for stock based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and non-vested stock grants was measured as the excess, if any, of the market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Earnings per Share.  Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS).  Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution from common stock equivalents.  Common stock equivalents consisted of outstanding stock options for the years ended December 31, 2007 and 2006.

Fair Value of Financial Instruments.  The recorded amounts of financial instruments, including cash equivalents, investments, accounts and notes receivable, accounts payable, and accrued liabilities, approximate their fair value because of the short maturity of these instruments.  The fair value of the Company’s long-term debt approximates its carrying value.

Use of Estimates.  The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.  Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods then ended.  Actual results could differ from management’s estimates.

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

In February 2007, FASB issued Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company does not expect the adoption of SFAS 159 to have an impact on its financial position or operating results.

In December 2007, FASB issued Statement No. 141(R)- Business Combinations.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The Company does not expect the adoption of SFAS 141(R), effective January 1, 2008, to have an impact on its financial position or operating results.

In December 2007, FASB issued statement No. 160- Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company does not expect the adoption of SFAS 160 to have an impact on its financial position or operating results.

3.    Acquisition of Business

On May 1, 2007, the Company executed and consummated a Stock Purchase Agreement with the shareholders of 62nds Solutions Ltd. where the Company acquired all of the issues and outstanding capital stock of 62nds Solutions Ltd. In consideration for the stock of the Company issued to the former shareholders of the acquired subsidiary, TouchStone paid $128,063, including legal fees of $8,063, in cash and released 300,000 shares of restricted common stock which were being held in escrow from a previous purchase agreement for the Update FX technology.  The only asset of 62nds Solutions Ltd. at the time of acquisition was a note receivable from the Company from a previous transaction.  The note receivable and related long-term debt has been eliminated in consolidation.

4.    Investments

 Investments at December 31, 2007 and 2006, include equity instruments of privately held internet and technology companies.  These investments are accounted for under the cost method as the Company’s ownership represents less than 20% in each.  The Company’s carrying value of these investments approximates fair value at December 31, 2007 and 2006.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of these investments and did not record any realized loss on the value of these investments.  At December 31, 2007 and 2006 the Company concluded that the value of the investments has remained unchanged.

5.    Property and Equipment

Property and equipment consist of the following at December 31:

	2007	2006

Office equipment and furniture	$131,928	$108,123
Computer Software and Websites	737,180	510,380
Leasehold improvements	21,704	21,704
	890,812	640,207
Less – accumulated depreciation	(331,897)	(204,615)
	$558,915	$435,592

Depreciation expense for the years ended December 31, 2007 and 2006 was $127,282 and $99,237, respectively.

On April 10, 2007, the Company acquired a suite of Windows® based tools that enable a user to enhance and maintain a PC.  These tools include a utility to monitor and maintain the Windows® registry, a hard drive cleanup utility and a utility to modify and maintain the Windows® startup process. The Company originally agreed to purchase the Software for the aggregate of $150,000 and 180,000 shares of the Company’s unregistered common stock.  The terms of the cash payments were as follows:

On the date of the closing	$30,000
Upon delivery of first software product (October 2007)	$40,000
Upon delivery of second software product	$40,000
Upon deliver of third software product	$40,000

At the closing, which occurred on April 11, 2007, 180,000 shares were issued at a value of $142,200, and will be held by the Company and shall be released in installments of 60,000 shares upon the delivery by Seller of each of the software products.  The first 60,000 shares were released on July 27, 2007.  Subsequent to October 2007, the agreement was amended and the Company will not acquire the second and third software products and not make the final two payments.  A final payment of $20,000 will be made in 2008 and the balance of the 120,000 shares of common stock due has been reversed.

6.    Long-term Debt

Long-term debt consists of the following at December 31, 2006:

Note payable- other, imputed interest at 8%,
payable in semi annual installments ranging
from $22,500 to $47,500, including interest,
through April 2009, unsecured	$166,627

Less current maturities	62,695

Long-term debt, net of current maturities	$103,932

Maturities of long-term debt are as follows:

This debt is now eliminated in consolidation as the Company purchased 62nds Solutions Ltd in May 2007.  The debt was acquired as the asset in 62nds Solutions Ltd. (see note 3).

7.    Shareholders’ Equity

Stock Option Plans. The Company has various stock option plans for directors, officers, employees and certain consultants, which provide for non-qualified and incentive stock options.  The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant.  Options granted prior to 1996 generally vest over periods ranging from one to two

7.    Shareholders’ Equity  (continued)

years and expire ten years from the date of grant.  Options granted after 1995 vest over four years and expire ten years from date of grant.  Options granted in 2007 and 2006 fully vest in two to four years. At December 31, 2007 the plan is expired and any and all grants are now being granting outside of a plan.

All options granted under these plans were granted at fair market value at date of issuance.  A summary of the status of the Company’s stock option plans as of December 31, 2007 and 2006, and changes during the years ended on those dates is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of year	896,900	$0.45	646,900	$0.49

Granted	(50,000)	1.30	250,000	0.34
Exercised	(55,000)	0.31	-	-
Canceled	(70,400)	1.15	-	0.00

Options outstanding,
end of year	821,500	$0.47	896,900	$0.45

Options exercisable at year-end	646,500	$0.43	540,900	$0.57

The following table summarizes other information about stock options outstanding at December 31, 2007

Range of Exercise Price	Number Outstanding 12/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable 12/31/07	Weighted Average Exercise Price

$0.05-$2.16	821,500	5.5	$0.47	646,500	$0.43

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

In accordance with SFAS 123(R), the Company recorded compensation expense of $41,273 and $24,397 during the years ended December 31, 2007 and 2006, respectively.  The fair value of the option grant was estimated on the date of grant using the Black Scholes pricing method. The fair value was estimated using the following assumptions: no expected dividends, 139% volatility rate (2006, 168%); 0% expected pre-vesting forfeiture rate; expected life of 6 years (2006, 3 years); and risk free interest rate of 4%.

7.    Shareholders’ Equity (continued)

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

8.    Employee Benefit Plans

The Company sponsors a 401(K) plan for all its employees.  This plan is solely funded by employee elective deferrals.  The only expenses of the plan paid for by the Company are the trustees fees, which were insignificant in 2007 and 2006.

9.    Income Taxes

At December 31, 2007 and 2006, the Company had federal net operating loss carryforwards of approximately $15,411,000 and $16,362,000, respectively, which may be used to reduce future income taxes. Through 2006, the Company established a 100% valuation allowance against the deferred tax asset that resulted from net operating loss carryforwards.  Provisions or benefits for all federal and certain state income taxes were offset in full by changes in the deferred tax asset valuation allowance.  In 2007, the Company partially reversed the deferred tax allowance by $1,000,000 as future earnings will more than likely than not be adequate to allow partial utilization of the federal net operating carryyforwards prior to their expiration.

The provision (credit) for income taxes for the year ended December 31, 2007 consisted of the following:

Current state-net of research and development credits of $61,000	$19,187
Deferred federal	(1,000,000)
Credit for income taxes-net	$(980,813)

9.    Income Taxes (continued)

A reconciliation of federal statutory rate of 34% to the provision for (benefit from) income taxes follows:

	2007	2006

Federal taxes at statutory rates	$320,800	$246,000
Other	19,187	(17,400)
Decrease in valuation allowance	(1,000,000)
Carryforward of net operating losses	(320,800)	(228,600)
Provision for (benefit from) income taxes	$(980,813)	$—

The components of the deferred tax assets (liabilities), as reflected on the balance sheets, consistof the following:

	2007	2006
Deferred tax assets:
Net operating loss and credit carry-forwards	$5,460,000	$5,698,000
Unrealized loss on investments	675,000	675,000
Reserves and accruals	5,700	2,000
	6,140,700	6,375,000

Valuation allowance	(5,140,700)	(6,375,000)

Net deferred tax asset (liability)	$1,000,000	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or the entire deferred tax asset will not be realized.  The Company believes that sufficient uncertainty exists regarding the total realizability of the deferred tax assets such that valuation allowances of $5,140,700 and $6,375,000 for December 31, 2007 and 2006, respectively, have been established for deferred tax assets.

At December 31, 2007, the Company had general business credit carry-forwards for federal purposes of approximately $221,000, which will begin expiring in the year 2011.

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within the provisions for income taxes did not change.  Upon adoption, there was no entry required to retained earnings.  Additionally, the Company has reviewed the requirements of FIN 48 and has concluded that there are no uncertain tax positions taken in any of the open tax years which require recognition of a liability.

10.         Commitments and Contingencies

As of December 31, 2007, the Company is renting its North Andover office under a 1 year lease.  Rent and lease expense was approximately $32,600 and $29,100 for the years ended December 31, 2007 and 2006, respectively.

10.         Commitments and Contingencies (continued)

The Company has entered into various agreements with outside consulting firms for the development of specialized applications utilized in the Company’s software products.  Generally, the Company agrees to pay the software developers a percentage royalty based on actual product sales.  The Company recorded royalty expense of approximately $58,500 and $70,900 for the years ended December 31, 2007 and 2006, respectively.

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

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.  Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-KSB.

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The directors and executive officers of the Company at March 28, 2008 are as follows:

			Director
Name	Age	Title	Since

Pierre A. Narath	44	Chairman of the Board	1998
Jason K. Raza	46	President and Chief Executive Officer	1999
Ronald R. Maas	61	Director and Audit Committee Chair	1993

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

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors and security holders required to file the same during the fiscal year ended
December 31, 2007.

Item 10.  Executive Compensation

The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to each of the officers identified above.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Options/ SAR (#)	LTIP Payouts	All Other Compen- sation

P. A. Narath former CEO, President and Chairman	2007 2006 2005	$41,000 $5,650 $65,200	—— — —	— — —	— — —	— 100,000 25,000	— — —	— — —

J. K. Raza, President and CEO	2007 2006 2005	$205,000$169,615 $150,000	$96,000 $50,000 —	— — —	— — —	— 100,000 75,000	— — —	— — —

Option Grants in Last Fiscal Year

The Company did not grant shares to the executive officers named above in 2007. The Company granted stock option on May 5, 2006 to the executive officers named above.  Jason K. Raza and Pierre A. Narath were granted 100,000 options. Ron Maas was granted 50,000 options. All options were granted at a value of $.34 per share.

Aggregated Option Exercises in 2007 and Option Values as of March 28, 2008

No options were exercised in 2007 or during the first quarter up to March 28, 2008 by any of the named executive officers.  The values of unexercised options at March 28, 2008, for each of the executive officers named above are as follows:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options/SARs at 03/30/08 (#) Exercisable (1) / Unexercisable (2)	Value of Unexercised In-the-Money Options/SARs at 03/30/08 ($) Exercisable (1) / Unexercisable (2)
P. A. Narath	0	0	205,000(1) 50,000(2)	205,000(1) 50,000(2)
J. K. Raza	0	0	165,000(1) 50,000(2)	165,000(1) 50,000(2)

The value of unexercised in-the-money options is determined by using the difference between the exercise price and the average bid price for shares of the Company’s Common Stock on December 31, 2007, which was $1.60.

Board of Director Meetings and Committees

During 2007, the Company’s Board of Directors held board meetings by telephone.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common stock of the Company as of March 28, 2008, by (a) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (b) each of the named executive officers of the Company referred to above under “EXECUTIVE COMPENSATION AND OTHER INFORMATION”; (c) each director of the Company; and (d) all directors and executive officers as a group.  Except as otherwise indicated, the address of each holder identified below is in care of the Company, 1538 Turnpike Street, North Andover, Massachusetts 01845.

Name	Number of Shares Beneficially Owned (1)	Approximate Percent Owned

Pierre A. Narath	3,394,788 (2) (6)	28.3%
Jason K. Raza	747,500 (3)	6.2%
Ronald R. Maas	263,710 (4)	2.2%
All Directors and Executive Officers As a Group (3 individuals)	4,375,998 (5)	36.7%

(1)
 Except as indicated in the footnotes to this table, the stockholders named in the table are known to the Company to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. Excludes options that do not vest within 60 days of the date of this report.  As of March 28, 2008, an aggregate of 12,055,060 shares of common stock was outstanding.

(2)	Includes options to purchase 205,000 shares that currently are exercisable.

(3)	Includes options to purchase 165,000 shares that currently are exercisable.

(4)	Includes options to purchase 70,000 shares that currently are exercisable.

(5)	Includes officers’ and directors’ shares listed above.

(6)	On March 24, 2008 the board agreed to issue 60,000 shares to Narath, 30,000 of which are included above, the balance to be issued in April 2008.

Item 12.    Certain Relationships and Related Transactions

None

Item 13.    Exhibits and Reports on Form 8-K

(a)	Exhibits

1.	Exhibits.

The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)	Reports on Form 8-K

A report on Form 8-K was filed by the Company during the quarter ended December 31, 2007 on October 18, 2007.

A report on Form 8-K was filed by the Company during the quarter ended December 31, 2007 on November 2, 2007.

Two reports on Form 8-K was filed by the Company during the quarter ended December 31, 2007 on November 16, 2007.

Item 14.    Principal Accountant Fees and Services

The following table sets forth fees for services Sullivan Bille P.C. provided during fiscal years 2007 and 2006:

	2007	2006

Audit fees(1)	$33,750	$30,100
Audit related fees(2)	—	—
Tax fees(3)	6,850	4,500

Total	$40,600	$34,600

(1)
Represents fees for professional services provided in connection with the audit of the Company’sannual financial statements and review of the Company’s quarterly financials statements andadvice on accounting matters that arose during the audit .

(2)	During 2007 and 2006 the Company did not incur fees for assurance services related to the auditof the Company’s financials statements which services would be reported in this category.

(3)	Represents fees for services and advice provided in connection with preparation of theCompany’s federal and state tax returns.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Andover Massachusetts on March 28, 2008.

By:	/s/ Jason K. Raza
Jason K. Raza
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2008.

Signatures	Title(s)

/s/ Pierre A. Narath	Chairman of the Board, Director
Pierre A. Narath

/s/ Jason K. Raza	President and Chief Executive Officer, Director
Jason K. Raza

/s/ Ronald R. Maas	Director
Ronald R. Maas