Form 10KSB/A
period 2007-12-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2008-04-24
CIK 751160

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

The approximate aggregate market value of common stock held by non-affiliates of the Registrant was $8,5856,494 as of March 24, 2008.

On March 28, 2008, the Registrant had outstanding 12,085,060 shares of voting Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (circle one) Yes ☐    No  ☒

EXPLANATORY NOTE

We are amending this 10K due to a misstatement in footnote 11.  The officers’ shares were misstated and have been corrected below.

Item 11.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name	Number of Shares Beneficially Owned (1)	Approximate Percent Owned

Pierre A. Narath	3,447,238(2) (6)	28.5%
Jason K. Raza	835,000(3)	6.9%
Ronald R. Maas	240,810(4)	2.0%
All Directors and Executive Officers
As a Group (3 individuals)	4,523,048(5)	37.4%

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
Jason K. Raza
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 21, 2008.

Signature	Title

/s/ Pierre A. Narath	Chairman of the Board, Director
Pierre A. Narath

/s/ Jason K. Raza	President and Chief Executive Officer, Director
Jason K. Raza

/s/ Ronald R. Maas	Director
Ronald R. Maas