Form 10QSB
period 2008-03-31
TOUCHSTONE SOFTWARE CORP /CA/
filed 2008-05-13
CIK 751160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File Number
March 31, 2008	0-12969

TOUCHSTONE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-3778226
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1538 Turnpike St., North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

(978) 686-6468
(Registrant’s telephone number, including area code)

None
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

The number of shares of Common Stock of the Registrant outstanding as of May 13, 2008  was 12,135,060 shares.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements
CONSOLIDATED BALANCE SHEET
March 31, 2008
(unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,814,837
Accounts receivable, net	103,942
Inventories	7,743
Prepaid expenses and other current assets	24,292
Total current assets	1,950,814

Investments	184,527
Deferred tax asset	1,000,000
Property and equipment, net	518,971
$3,654,312
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$82,351
Accrued payroll and related expenses	101,837
Other accrued expenses	153,445
Total current liabilities	337,633

Shareholders’ equity:
Preferred stock, $.001 par value, 3,000,000 shares
authorized, none issued or outstanding
Common stock, $.001 par value, 20,000,000 shares
authorized; issued and outstanding, 12,085,060 shares	12,085

Additional paid-in capital	21,192,458
Accumulated deficit	(17,887,864)
Shareholders’ equity, net.	3,316,679
$3,654,312

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product sales	$1,151,896	$1,087,035
NRE	25,000	—
Website income	11,731	14,991
Total revenues	1,188,627	1,102,026
Cost of revenues	16,834	31,919
Gross profit	1,171,793	1,070,107

Operating expenses:
Sales, marketing, general and administrative	880,508	603,555
Research and development	255,062	137,837
Total operating expenses	1,135,570	741,392
Income from operations	36,223	328,715
Interest income-net	11,420	4,876
Income before provision for state income taxes	47,643	333,591
Provision for state income taxes	11,778	23,368
Net Income	$35,865	$310,225

Basic earnings per share	$0.00	$0.03

Basic weighted average shares outstanding	12,061,653	11,940,060

Diluted earnings per share	$0.00	$0.03

Diluted weighted average shares outstanding	12,708,153	11,940,060

The accompanying notes are an integral part of these consolidated financial statements.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Three months ended March 31,

	2008	2007
Cash flows from operating activities:
Net income	$35,865	$310,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,855	27,285
Stock option compensation	25,249	9,110
Common stock issued as compensation	33,300
Changes in assets and liabilities:
Accounts receivable	(94,855)	6,761
Inventories	(389)	1,786
Prepaid expenses and other current assets	11,220	(18,658)
Accounts payable	18,553	16,235
Accrued liabilities	97,504	(13,623)
Net cash provided by operating activities	167,302	339,119

Cash flows from investing activities:
Additions to Property and Equipment	(911)	—
Net cash (used in) investing activities	(911)	—

Net increase in cash and cash equivalents	166,391	339,119
Cash and cash equivalents, beginning of period	1,648,446	924,661
Cash and cash equivalents, end of period	$1,814,837	$1,263,780

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$235	$—
Income taxes	$28,305	$—

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

Basis of Presentation.   The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes in accordance with generally accepted accounting principles for complete financial statements and should be read in conjuction with the audited financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented.  Such adjustments consisted only of normal recurring items.

The operating results for the three ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Earnings Per Share

Pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), the Company provides dual presentation of “Basic” and “Diluted” Earnings Per Share (EPS). Basic EPS excludes dilution from common stock equivalents and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution from common stock equivalents.  Common stock equivalents consisted of outstanding stock options for the periods ended March 31, 2008 and 2007.

3.	Investments

Investments at March 31, 2008, include equity instruments of privately held internet and technology companies. These investments are accounted for under the cost method as the Company’s ownership represents less than 20% of each investee. The Company’s carrying value of these investments approximates fair value at March 31, 2008.

The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing carrying value and or impairment of its investments.  At March 31, 2008, the Company has concluded there has been no further decline in the value of these investments, therefore no adjustment has been made to these investments during the quarter.

4.	State Income Tax

A provision for state income tax of $11,778 and $23,368 has been provided for in the accompanying consolidated income statement for the three months ended March 31, 2008 and 2007, respectively. The Company’s state net operating loss carryforwards have either expired or have been fully used to offset the Company’s state taxable income.  The Company has sufficent federal operating loss carryforwards to offset current federal taxable income.

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

On January 4, 2008, January 31, 2008 and March 17, 2008, the Board of Directors voted to issue options to acquire 200,000, 20,000 and 5,000 shares of common stock, respectively, for the exercise price of $1.30, $1.20 and $1.15, respectively. In accordance with SFAS 123(R), the Company recorded compensation expense of $25,249 and $9,110 during the three months ended March 31, 2008 and 2007, respectively.

6.	Related Party Transaction

On March 12, 2008 the Company’s board of directors unanimously approved a bonus to be paid to the Chairman of the Board, Pierre Narath.  This bonus was paid with cash considerations and common stock.  A cash payment was made in March 2008 for $30,000 and 30,000 shares of common stock were issued at a value of $1.11 per share.  In April 2008 another 30,000 shares of common stock were issued to Mr. Narath at a value of $1.11 per share.  The total value of this bonus is $96,600 which is recorded in the consolidated statement of income for the three months ended March 31, 2008.

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

On April 11, 2008 the Company announced that it had signed a definitive agreement to be acquired by Phoenix Technologies Ltd., (Nasdaq: PTEC), the global leader in core systems software. Under the terms of the agreement, Touchstone stockholders will receive $1.48 in cash for each share of Touchstone common stock, representing a 29% premium over the closing price of Touchstone’s stock on April 9, 2008.

The proposed transaction has been unanimously approved by Touchstone’s board of directors. The transaction is expected to be completed within 90 days, subject to various conditions, including approval by Touchstone’s stockholders and other customary closing conditions. A special meeting of Touchstone’s stockholders will be scheduled as soon as practicable following the preparation and filing of proxy materials with the Securities and Exchange Commission.

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

The Company’s other products are BIOS upgrades and RegistryWizard. The BIOS, which is the software initially executed after the system is turned on, tests and initializes hardware components, initiates the operating system and then provides advanced interface functions.  BIOS software upgrades allow end-users of desktop PCs to extend the life of their systems and reduce the overall ownership cost of a PC. TouchStone Software’s RegistryWizard is an all-in-one tool for detecting and correcting errors in the Windows registry. The result will help a user optimize and stabilize the performance of their computer. RegistryWizard offers full restore points after every scan enabling you to revert to a previous restore point should corruption of the registry occur. Included with all the diverse data in your registry are variables that control how quickly certain operations occur in a computer and in which order they occur. RegistryWizard is able to examine these variables and adjust them to ensure the best performance for a user’s PC.

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

Results of Operations

The following is a discussion of the financial condition and results of operations of the Company as of March 31, 2008 and 2007 and should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB and is qualified in its entirety by reference thereto.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

The following table sets forth, for the periods indicated, certain consolidated statement of operations information as a percentage of the Company’s total revenues represented by each item.  The Company’s historical results are not necessarily indicative of results in any future period.

	2008	2007
Revenues:
Product sales	97%	99%
NRE	2	—
Website income	1	1
Total revenues	100	100
Cost of revenues	1	3
Gross profit	99	97
Operating expenses:
Sales, marketing, general and
administrative	74	55
Research and development	22	12
Total operating expenses	96	67
Income from operations	3	30
Interest income (expense), net	1	0
Provision for state income tax	(1)	(2)
Net income	3%	28%

Comparison of Three Month Periods Ended March 31, 2008  and 2007

Revenues.  The Company’s revenues consist of product sales, web advertising income and engineering services revenues. Product revenues are recorded at the time products are shipped.  Web advertising income is recognized upon receipt of a usage report from the advertiser.  For the three months ended March 31, 2008, the Company experienced an overall increase in product sales of approximately 6% as compared to the same period a year ago.   The increase in revenue is due to the success of Driver Agent.  The Company experienced NRE income this year from a one time engineering project. Web advertising income decreased 22% due to some restructuring of the sites and their campaigns. The income is derived from various clients who pay for advertising space on the websites the Company owns.  That income is earned monthly.

Cost of Revenues. Cost of revenues consists of the cost of materials, freight expenses, royalties paid to other software development companies and direct costs associated with engineering services. Cost of revenues as a percentage of revenue decreased to 1% of revenues for the three month period ended March 31, 2008 from 3% for the same period a year ago.  This is due mainly to a decrease in physical products being shipped to customers and almost no costs associated with selling the DriverAgent product.

Sales, Marketing, General and Administrative.  Sales, marketing, general and administrative expenses consist primarily of salaries & commissions, professional services, advertising costs and facilities costs.  Sales, marketing, general and administrative expenses increased approximately 46%, for the three month period ended March 31, 2008, from the same period one year ago.  This is mainly due to the legal costs incurred in relation to the pending transaction witb Phoenix Technologies of approximately $128,000 and a bonus to the Company’s Chairman of the Board, Pierre Narath, of $96,600.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

Research and Development.  Research and development expenses consist primarily of engineering personnel and related expenses.  Research and development expenses increased approximately 85% for the three month period ended March 31, 2008 from the same period one year ago.  This is due to payroll increasing slightly from annual increases and the addition of personnel in the Engineering department.

Liquidity and Capital Resources

During the three months ended March 31, 2008, the Company had cash provided by operating activities of approximately $167,300 as compared to cash provided by operating activities of approximately $339,100 during the same three month period a year ago.  The main factor of this decrease in cash flow is the reduction in net income for the first three months of 2008 compared to 2007.

The Company’s cash balance at March 31, 2008 was approximately $1,814,800 as compared to approximately $1,263,800 a year ago.

The impact of inflation during 2008 has had no material impact on our business and financial results.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report on Form 10-QSB.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 1.     Legal Proceedings
None

ITEM 2.     Changes in Securities
None

ITEM 3.     Defaults Upon Senior Securities
None

ITEM 4.     Submission of Matters To a Vote of Security Holders
None

ITEM 5.     Other Information
None

ITEM 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 2.1 Agreement and Plan of Merger dated April 9, 2008 by and amoung Phoenix Technologies Ltd., Andover Merger Sub, Inc. and TouchStone Software Corporation, incorporated by reference to the Exhibits to the Company’s Form 8-k filed on April 10, 2008 with the Securities and Exchange Commission

Exhibit 2.2 From of Voting Agreement, incorporated by reference to the Exhibits to the Company’s Form 8-k filed on April 10, 2008 with the Securities and Exchange Commission

Exhibit 99.1 Press Release dated April 10, 2008, incorporated by reference to the Exhibits to the Company’s Form 8-k filed on April 10, 2008 with the Securities and Exchange Commission

Exhibit 31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

Exhibit 32 Certifications Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934

(b)  Reports on Form 8-K

On March 13, 2008, the Company filed a current report on Form 8-K to disclose results of operations and financial conditions for the year ended December 31, 2007.

On April 10, 2008, the Company filed a current report on Form 8-K to disclose the Entry into a Material Definitive Agreement with Phoenix Technologies.

TOUCHSTONE SOFTWARE CORPORATION AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TouchStone Software Corporation (Registrant)

Name	Title	Date

/s/ Jason K. Raza	Chief Executive Officer and President	May 13, 2008
Jason K. Raza